Form 10QSB
period 1996-06-30
CNB CORP /MI/
filed 1996-08-13
CIK 779125

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                           Commission File # 0-28388

                                CNB CORPORATION
       (Exact name of small business issuer as specified in its charter)

                 MICHIGAN                                 38-2662386
        (State of other jurisdiction                   (I.R.S. Employer
      of incorporation or organization)               Identification No.)

                   303 NORTH MAIN STREET, CHEBOYGAN, MI 49721
          (Address of principal executive offices, including Zip code)

                                 (616) 627-7111
                 Issuer's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 o 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES ____            NO ____


As of August 9, 1996, there were outstanding 930,772 shares of the issuer's common stock, $2.50 par value.

                             CROSS REFERENCE TABLE


ITEM NO.                       DESCRIPTION                            PAGE NO.
- --------------------------------------------------------------------------------

                       PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements (Condensed)
              (a)  Consolidated Balance Sheet                            2
              (b)  Consolidated Statement of Income                      3
              (c)  Consolidated Statement of Changes in Shareholder
                   Equity                                                4
              (d)  Consolidated Statement of Cash Flows                  5
              (e)  Notes to Financial Statements                         6

Item 2.     Managements Discussion and Analysis
                   Financial Condition                                   8
                   Liquidity and Funds management                        9
                   Results of Operations                                11


                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                           13
Item 2.     Changes in Securities                                       13
Item 3.     Defaults Upon Senior Securities                             13
Item 4.     Submission of Matters to a Vote of Security Holders         13
Item 5.     Other Information                                           14

Signatures                                                              15

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


(A)  CONSOLIDATED BALANCE SHEET  (UNAUDITED)
- --------------------------------------------------------------------------------------------
                                                                     June 30     December 31
                                                                      1996          1995
In thousands of dollars
============================================================================================
ASSETS
Cash and demand balances in other banks                             $  5,444      $  7,340
Federal funds sold                                                     3,950         7,950
                                                                    --------      --------
Total cash and cash equivalents                                        9,394        15,290
Securities available for sale                                         11,417        11,821
Securities held to maturity (fair value of
  $51,429 and $47,325 respectively)                                   51,577        47,011
                                                                    --------      --------
Total securities                                                      62,994        58,832

Total loans                                                           94,988        88,147
Less: allowance for loan losses                                       (1,326)       (1,306)
                                                                    --------      --------
                                                                      93,662        86,841
Premises and equipment, net                                            1,958         1,945
Accrued interest receivable and other assets                           4,146         3,652
                                                                    --------      --------
TOTAL ASSETS                                                        $172,154      $166,560
                                                                    ========      ========
LIABILITIES
Deposits
    Noninterest bearing                                             $ 20,843      $ 20,778
    Interest bearing                                                 132,702       127,371
                                                                    --------      --------
Total deposits                                                       153,545       148,149

Accrued interest payable and other liabilities                         1,828         2,160
                                                                    --------      --------
TOTAL LIABILITIES                                                    155,373       150,309

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value;  1,000,000 shares authorized;
    930,772 shares issued and outstanding                              2,327         2,327
Capital surplus                                                        4,979         4,979
Retained earnings                                                      9,510         8,893
Unrealized gain (loss) on securities available for sale,
    net of tax of ($18) and $27 respectively                             (35)           52
                                                                    --------      --------
TOTAL SHAREHOLDERS' EQUITY                                            16,781        16,251
                                                                    --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $172,154      $166,560
                                                                    ========      ========


(a) All per share statistics have been retroactively adjusted to reflect the 2 for 1 stock split of May 31, 1996.
See Notes to consolidated financial statements.


(B) CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
- ------------------------------------------------------------------------------------------------------
                                                        Three months ended           Six months ended
                                                              June 30,                    June 30,
In thousands of dollars                                 1996           1995          1996         1995
======================================================================================================
INTEREST INCOME
Interest and fees on loans                            $2,219          $2,118        $4,383       $4,111
Interest on securities
    Taxable                                              832             644         1,606        1,293
    Tax exempt                                            98              91           199          147
Interest on federal funds sold                            49             110           165          216
                                                      ------          ------        ------       ------
Total interest income                                  3,198           2,963         6,353        5,767

INTEREST ON DEPOSITS                                   1,407           1,257         2,812        2,410
NET INTEREST INCOME                                    1,791           1,706         3,541        3,357
Provision for loan losses                                 25              25            50           50
                                                      ------          ------        ------       ------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                          1,766           1,681         3,491        3,307

OTHER INCOME
Service charges on deposit accounts                      163             163           314          301
Other service charges                                     33              20            49           36
Other income                                              70              73           138          136
                                                      ------          ------        ------       ------
Total other income                                       266             256           501          473

OTHER EXPENSE
Salaries and employee benefits                           599             566         1,286        1,229
Occupancy and equipment expense                           48              49           106          109
Federal deposit insurance premiums                         1              77             1          153
Furniture & equipment expense                             82              78           161          155
Other expense                                            381             372           657          664
                                                      ------          ------        ------       ------
Total other expense                                    1,111           1,142         2,211        2,310
                                                      ------          ------        ------       ------
INCOME BEFORE FEDERAL INCOME TAX                         921             795         1,781        1,470
Federal income tax                                       280             242           536          442
                                                      ------          ------        ------       ------
NET INCOME                                            $  641          $  553        $1,245       $1,028
                                                      ======          ======        ======       ======

Net income per share of common stock (a)              $ 0.69          $ 0.59        $ 1.34       $ 1.10
Cash dividends  declared per share of
  common stock (a)                                    $0.675          $0.550        $0.350       $0.275
Return on average assets (annualized)                   1.48%           1.32%         1.50%        1.41%
Return on average equity (annualized)                  14.95%          13.14%        15.28%       13.42%


(a) All per share statistics have been retroactively adjusted to reflect the 2 for 1 stock split of May 31, 1996.
See Notes to consolidated financial statements.


(C) STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
- ----------------------------------------------------------------------------------------------------
                                                Common    Capital    Retained
In thousands of dollars                         Stock     Surplus    Earnings       (a)        Total
====================================================================================================
Balance, December 31, 1994                      $2,327     $4,979     $8,110       $(115)    $15,301
Net income, 1995                                                       2,365                   2,365
Cash dividends declared, $1.70 per share (b)                          (1,582)                 (1,582)
Net change in unrealized gain (loss)
    on securities available for sale                                                 167         167
                                                                                    ----     -------
Balance, December 31, 1995                       2,327      4,979      8,893          52     $16,251
Net Income YTD 1996                                                    1,245                   1,245
Cash dividends declared, $0.675 per share (b)                           (628)                   (628)
Net change in unrealized gain (loss)
    on securities available for sale                                                 (87)        (87)
                                                ------     ------     ------         ---     -------
Balance, June 30, 1996                          $2,327     $4,979     $9,510        $(35)    $16,781
                                                ======     ======     ======         ===     =======


(a) All per share statistics have been retroactively adjusted to reflect the 2 for 1 stock split of May 31, 1996.
See Notes to consolidated financial statements.


       (d) YEAR TO DATE CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                                      Year to date June 30,
       ----------------------------------------------------------------------------------------------------
       In thousands of dollars                                                           1996        1995
       ====================================================================================================
       Cash Flows from Operating Activities
       Net Income                                                                     $ 1,245     $ 1,028
                                                                                      -------     -------
       Adjustments to Reconcile Net Income to Net Cash from Operating Activities
       Depreciation                                                                       120         125
       Accretion/amortization on securities                                               407         409
       Provision for loan losses                                                           50          50
       Loans originated for sale                                                         (320)     (1,417)
       Proceeds from sales of loans originated for sale                                   328       1,432
       Gain on sales of loans                                                              (8)        (15)
       Change in income taxes receivable                                                  (52)         24
       Change in interest receivable                                                     (175)        (87)
       Change in interest payable                                                          (6)         30
       Change in other assets                                                            (223)       (127)
       Change in other liabilities                                                        117         178
                                                                                      -------     -------
       Total adjustments                                                                  238         602
                                                                                      -------     -------
       Net cash from operating activities                                               1,483       1,630
                                                                                      -------     -------

       Cash Flows from Investing Activities
       Proceeds from maturities of securities available for sale                        3,485
       Purchase of securities available for sale                                       (3,049)     (1,977)
       Proceeds from maturities of securities held to maturity                         20,540      15,262
       Purchase of securities held to maturity                                        (25,677)     (8,617)
       Net increase in portfolio loans                                                 (6,870)     (3,442)
       Premises and equipment expenditures, net                                          (133)        (70)
                                                                                      -------     -------
       Net cash from investing activities                                             (11,704)      1,156
                                                                                      -------     -------

       Cash Flows from Financing Activities
       Net change in deposits                                                           5,395       5,193
       Cash dividends paid                                                             (1,070)       (721)
                                                                                      -------     -------
       Net cash from financing activities                                               4,325       4,472
                                                                                      -------     -------
       Net change in cash and cash equivalents                                         (5,896)      7,258
                                                                                      -------     -------

       Cash and cash equivalents at beginning of year                                  15,290       9,298
                                                                                      -------     -------
       Cash and cash equivalents at end of period                                     $ 9,394     $16,556
                                                                                      =======     =======

       Cash Paid During the Period for
       Interest                                                                       $ 2,819     $ 2,380
       Income taxes                                                                   $   484     $   466
                                                                                      =======     =======


See Notes to consolidated financial statements.

(E) NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of CNB Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration of Securities on Form 10-SB/X Amendment #1 as of March 31, 1996.

NOTE 2 - SECURITIES
The amortized cost and fair value of securities at June 30, 1996 are shown below in thousands of dollars.

                                                     ------------------------------------------------------
                                                                     Gross            Gross
                                                     Amortized     Unrealized       Unrealized    Fair
                                                       Cost           Gain             Loss       Value
                                                     --------------------------------------------------
Securities Available for Sale
U.S. Treasury and agency securities                  $ 9,982          $ 23             $ 77     $ 9,928
Tax-exempt obligations of states and
    political subdivisions                             1,308             1                        1,309
Other securities                                         180                                        180
                                                     -------          ----             ----     -------
    Total                                            $11,470          $ 24             $ 77     $11,417
                                                     =======          ====             ====     =======

Securities Held to Maturity
U.S. Treasury and agency securities                  $39,616          $ 94             $263     $39,447
Tax-exempt obligations of states and
    political subdivisions                             6,779            35               69       6,745
Other securities                                       5,182            55                        5,237
                                                     -------          ----             ----     -------
    Total                                            $51,577          $184             $332     $51,429
                                                     =======          ====             ====     =======

The amortized cost and fair value of securities by contractual maturity at June 30, 1996 are shown below, in thousands of dollars

                                                     --------------------------------------------------
                                                      Available for Sale             Held to Maturity
                                                      ------------------             ----------------
                                                     Amortized       Fair          Amortized      Fair
                                                       Cost         Value            Cost         Value
                                                     --------------------------------------------------
Due in one year or less                              $ 4,492       $ 4,474          $17,331     $17,399
Due after one year through five years                  6,978         6,943           31,677      31,549
Due after five years through ten years                                                2,051       1,983
Due after ten years                                                                     518         498
                                                     -------       -------          -------     -------
    Total                                            $11,470       $11,417          $51,577     $51,429
                                                     =======       =======          =======     =======

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are included with securities available for sale due in one year or less.

There were no sales of securities for the period ending June 30, 1996 and 1995.

Securities carried at $983,524 as of June 30, 1996 were pledged to secure deposits of public funds and for other purposes as required by law.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 1996 and 1995, follows:

                                                       1996              1995
                                                      -------------------------
Balance at beginning of period                        $1,306            $1,246
Loans charged off                                        (37)               (7)
Recoveries credited to allowance                           7                 8
Provision charged to operations                           50                50
                                                      ------            ------
Balance at end of period                              $1,326            $1,297
                                                      ======            ======

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS No. 114") at January 1, 1995. Under this standard, the carrying value of loans considered to be impaired is reduced to the present value of expected future cash flows or to the fair value of the collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as bad debt expense. There was no increase in the allowance for loan losses due to the adoption of SFAS No. 114 at January 1, 1995.

The Company had no impaired loans during 1996 or 1995.

NOTE 4 - PER SHARE CALCULATIONS
Earnings per share is calculated on the weighted average number of shares outstanding during the period, giving retroactive effect for the 2 for 1 stock split to shareholders of record as of May 31, 1996.


NOTE 5 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS
The following table shows the commitments to make loans and the unused lines of credit, in thousands of dollars, available to Bank customers at June 30.

                                                                            1996        1995
           Outstanding commitments to make fixed rate loans               $ 2,571     $ 5,999
           Outstanding commitments to make variable rate loans              6,695       2,634
           Unused lines of credit - variable rate                           2,762       2,995
           Standby letters of credit - variable rate                           29          39
                                                                          -------     -------
                                                                          $12,057     $11,667
                                                                          =======     =======

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the six month period ending June 30, 1996.

FINANCIAL CONDITION

SECURITIES
Investment balances remained flat during the second quarter as deposit growth was used to fund increased loan demand. Securities available-for-sale represent 17.83% of the portfolio. Since the Bank maintains a short term securities portfolio, not many securities are needed in the available-for-sale portfolio to meet anticipated liquidity needs. The Asset/Liability committee has decided to purchase longer term securities in an attempt to increase the overall investment yield. As the amount of securities maturing on a regular monthly basis decreases, liquidity will be gained by adding more to the available-for-sale portfolio.


LOANS
Total loans increased $3.9 million during the second quarter. Of this increase, $655,000 was in commercial loans as our business customers get ready for the summer season. Consumer mortgages increased by $3,283,000 as the Bank continues to retain, rather than sell on the secondary market, residential mortgages of 15 years or less. This pattern is expected to continue throughout the year. As the yield on these loans is greater than the yield available on the types of security that the Bank typically invests in, this increase in mortgages will help to increase the Bank's net interest margin.

The table below shows total portfolio loans outstanding, in thousands of dollars, at December 31 and June 30, and their percentage of the total loan portfolio. All loans are domestic. A review for loan concentrations at June 30, 1996 indicates that the pattern of loans in our portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 13.67% of total loans.

                                         June 30, 1996             December 31, 1995
Portfolio loans:                      Balance  % of total         Balance  % of total
                                      -------  ----------         -------  ----------
      Commercial & Agriculture        $34,392    36.21%           $30,017    34.05%
      Real estate - mortgage           48,663    51.23%            46,506    52.76%
      Real estate -construction         2,448     2.58%             2,229     2.53%
      Installment loans to
        individuals                     9,485     9.99%             9,395    10.66%
                                      -------   ------            -------   ------
                                      $94,988   100.00%           $88,147   100.00%
                                      =======   ======            =======   ======


CREDIT QUALITY
The Company continues to maintain a high level of asset quality as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans. The Bank performs ongoing review of all large credits to watch for any deterioration in quality. Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above); and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below.

                                            6/30/96      12/31/95     6/30/95
                                            ---------------------------------
      Nonaccrual loans                      $  --         $  --      $ 158
      Loans past due 90 days or more          184            80         92
      Troubled debt restructurings              0             0          0
                                            -----         -----      -----
          Total nonperforming loans         $ 184         $  80      $ 250
                                            =====         =====      =====
      Percent of total loans                 0.19%         0.09%      0.29%
                                            =====         =====      =====


DEPOSITS

Typically our deposit activity starts to pick up late in the second quarter as summer businesses in the area prepare to reopen for the season. As compared to March 31, 1996, our deposits at June 30, 1996 were up by $5.4 million. Growth was in demand deposits and money market savings accounts. Time deposits during the quarter were down approximately 1%.

This increase in noninterest bearing deposits will help our net interest margin over the summer months, but is not expected to continue past fall.

Management anticipates that deposit growth during the balance of 1996 will continue to be steady with part of this growth coming through increased market share.


LIQUIDITY AND FUNDS MANAGEMENT

LIQUIDITY
Both loan and deposit growth continued during the second quarter of 1996. Since part of the growth was in demand deposits, the Bank continued to carry a larger balance in Federal Funds sold to provide for the anticipated decline in these deposits at the end of the summer season. The security portfolio continues with short maturities, adding to available liquidity.

The loan to deposit ratio was 61.86% at June 30, 1996. Management would like to continue to increase loans until the Bank reaches a loan to deposit ratio of at least 65%. This change in the mix from investments to loans will help to increase the net interest margin over time.

FUNDS MANAGEMENT
The Funds Management Policy of the Bank provides for a cumulative gap ratio between .80 and 1.10 to one at the six and twelve month time periods. The interest sensitivity of the Bank has remained relatively unchanged during the second quarter, with cumulative gap ratios at the six and twelve month time frame of .81 and 1.00 respectively.

The following chart shows the Bank's interest rate sensitivity as of June 30, 1996 in thousands of dollars

                                                             up to      4 to 12      1 to 5        over
                                                            3 months    months        years       5 years
                                                            ---------------------------------------------
Federal funds sold                                         $ 3,950
Taxable investment securities                                5,879       12,982       $30,685
Non-taxable investment securities                            3,170        2,525         5,903    $ 1,673
Loans                                                       33,967       30,556        24,386      5,349
                                                           -------      -------       -------    -------
    Total Rate Sensitive Assets                             46,966       46,063        60,974      7,022

Interest bearing demand deposits                            13,728
Money market savings                                        36,106
Other time deposits                                         16,426       26,627        14,441
                                                           -------      -------       -------
    Total Rate Sensitive Liabilities                       $66,260      $26,627       $14,441
                                                           -------      -------       -------

Gap                                                       ($19,294)     $19,436       $46,533    $ 7,022
                                                           -------      -------       -------    -------

Cumulative gap                                            ($19,294)     $   142       $46,675    $53,697
                                                           =======      =======       =======    =======

Cumulative Ratio                                             70.88%      100.15%
                                                           =======      =======

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at June 30, 1996 and 1995 and December 31, 1995. Dollars are shown in thousands.

                                                            Regulatory guidelines      CNB Corporation
                                                            Adequate       Well        6/30/96   12/31/95      6/30/95
                                                            --------       ----        -------   --------      -------
      Tier 1 leverage ratio                                   4.00%        5.00%         9.74%      9.76%      10.02%
      Tier 1 risk adjusted capital ratio                      4.00%        6.00%        18.45%     18.88%      18.78%
      Total risk adjusted capital ratio                       8.00%       10.00%        19.70%     20.13%      20.39%

      Total shareholders' equity                                                      $16,773    $16,251     $15,927
      Unrealized gain (loss) on securities available
       for sale, net of tax                                                               (35)        52         (11)
                                                                                      -------    -------     -------
      Tier 1 capital                                                                   16,808     16,199      15,938
      Qualifying loan loss reserves                                                     1,140      1,075       1,062
                                                                                      -------    -------     -------
      Tier 2 capital                                                                  $17,948    $17,274     $17,000
                                                                                      =======    =======     =======



RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income continued to show improvement during the second quarter of 1996. This reflects the growth in deposits, improved loan to deposit ratio and the gradual extension of security maturities. The net spread at June 30, 1996 was 3.46% compared to 3.44% at June 30, 1995. Management expects the net interest margin to improve during the last quarter of the year when approximately $2,000,000 in CDs on which the Bank is paying 8% will roll off.

The table below shows the year to date daily average Consolidated Balance Sheet, revenue on earning assets,(on a pre-tax basis) or expense of interest bearing liabilities, and the annualized effective rate or yield for the period ending June 30,1996 and 1995.

         YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                            in thousands of dollars

                                                             --------------------------------------------------------------------
                                                             Six Months Ended June 30, 1996   |   Six Months Ended June 30, 1995
                                                             --------------------------------------------------------------------
                                                             Average                 Yield/       Average                  Yield/
                                                             Balance  Interest        Rate        Balance   Interest       Rate
                                                             --------------------------------------------------------------------
ASSETS
Interest earning assets
Time deposits in other banks                                $    500   $   16         6.40%     $    177     $    5        5.65%
Federal funds sold                                             5,653      165         5.84%        6,884        216        6.28%
Taxable securities                                            53,766    1,590         5.91%       49,403      1,329        5.38%
Tax exempt securities                                          8,236      199         4.83%        4,075        107        5.25%
Taxable loans                                                 89,299    4,151         9.30%       83,692      3,906        9.33%
Tax exempt loans                                               1,226       35         5.71%        1,423         41        5.76%
                                                            --------   ------                    -------     ------        ----
                 Total int. earning assets                   158,680   $6,156         7.76%      145,654     $5,604        7.69%
                                                            --------   ------                    -------     ------
Cash and due from banks                                        5,113                               4,790
Premises and equipment, net                                    1,947                               2,001
Other assets                                                   3,694                               3,694
Unrealized gain securities-AFS                                    45                                (110)
Loss allowance for loan losses                                (1,325)                             (1,273)
                                                            --------                            --------
TOTAL ASSETS                                                $168,154                            $154,756
                                                            ========                            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
Interest bearing demand
                 deposits                                    $13,807   $  165         2.39%     $ 13,181     $  158        2.40%
Savings deposits                                              25,239      362         2.87%       26,853        383        2.85%
CDs $100,000 and over                                         11,823      255         4.31%        8,047        185        4.60%
Other interest bearing deposits                               99,014    2,030         4.10%       71,135      1,684        4.73%
                                                            --------   ------                                ------        ----
                 Total int bearing deposits                  130,963    2,812         4.29%      119,216      2,410        4.04%
Noninterest bearing deposits                                  18,925                              18,388
Other liabilities                                              1,612                               1,512
Shareholders' equity                                          16,654                              15,640
                                                            --------                            --------
TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                       $168,154                            $154,756
                                                            ========                            ========
Net interest income                                                    $3,344                                $3,194
Net spread                                                                            3.46%                                3.65%

Net yield on interest earning assets                                                  3.54%                                3.31%

Ratio of interest earning assets to
                 interest bearing liabilities                   1.21                                1.22

The table below shows the effect of volume and rate changes on net interest income for the six months ended June 30, on a pre tax basis, in thousands of dollars.

                                                -----------------------------------------------------------------
                                                   1996 Compared to 1995        |     1995 Compared to 1994
                                                -----------------------------------------------------------------
                                                 Volume    Rate         Net         Volume      Rate        Net
                                                -----------------------------------------------------------------
Time deposits in other banks                     $ 10     $  1         $ 11          $  5       $  0        $  5
Federal funds sold                                (37)     (14)         (51)           96         61         157
Taxable securities                                123      138          261           (26)       217         191
Tax exempt securities                             105      (13)          92             8          0           8
Taxable loans                                     261      (16)         245           110        464         574
Tax exempt loans                                   (6)      (0)          (6)          (41)        15         (26)
                                                 ----     ----         ----          ----       ----        ----
                 Total interest income           $456     $ 96         $552          $152       $757        $909
                                                 ====     ====         ====          ====       ====        ====
Interest bearing demand
                 deposits                        $  7      ($0)          $7           ($2)      $  0         ($2)
Savings deposits                                  (23)       2          (21)          (36)         1         (35)
CDs $100,000 and over                              84      (14)          70            45         42          87
Other interest bearing deposits                   616     (270)         346            65        434         499
                                                 ----     ----         ----          ----       ----        ----
                 Total interest expense          $684    ($282)        $402          $ 72       $477        $549
                                                 ====     ====         ====          ====       ====        ====
Net change in net interest
  income (a)                                    ($228)    $378         $150          $ 80       $280        $360

(a) The net change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

OTHER INCOME
Noninterest income continues to improve, although at a slower rate than in previous periods. Year to date figures are up 5.91%. The Company continues to search for new opportunities for noninterest income.

OTHER EXPENSES
Most categories of other expense showed very minimal from last year. All noninterest expenses, exclusive of FDIC premiums paid, increased just 2.45% from June 30, 1995 to June 30, 1996. A change in the FDIC premium rates reduced this expense from $153 thousand to $1 thousand during this same six month period leaving the Company with a net reduction in noninterest expense of 4.28%.

FEDERAL INCOME TAX
There was no significant change in the income tax position of the Company during the first six months of 1996.

NET INCOME
Year to date consolidated net income for the second quarter was $641,000 compared to $553,000 for 1995. Improved net interest income, combined with improved noninterest income and a reduction in noninterest expense have contributed to this improvement. Net income for the quarter is up 15.91% compared to the same period one year ago while year to date net income is up 21.58%. Return on consolidated average assets for the quarter was 1.50%, compared to 1.48 for 1995 and 1.41 for the second quarter in 1995.

PROSPECTIVE ACCOUNTING CHANGES
Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement 122, Accounting for Mortgage Servicing Rights. The Statement requires that the Company recognize mortgage servicing rights on loans it purchases or originates with the intent to sell as an asset. Capitalized mortgage servicing rights are included in other assets and are not material at June 30, 1996.



                                    PART II
                               Other Information


ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

At the shareholders annual meeting on May 21, 1996, the shareholders approved a 2 for 1 stock split to shareholders of record of May 31, 1996. This transaction increased the number of shares outstanding from 465,386 to 930,772. All per share statistics in this report have been adjusted to reflect this stock split.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Four matters were submitted to a vote of security holders at the annual meeting held on May 21, 1996.

a.    To fix the number of directors to be elected at nine.

      Votes cast for                              389,983
      Votes cast against                                0

b. Election of the following Director nominees listed in the Proxy Statement dated April 29, 1996,

      Robert E. Churchill               Vincent J. Hillesheim
      James C. Conboy, Jr               John L. Ormsbee
      Kathleen M. Darrow                Francis J. VanAntwerp, Jr.
      Thomas J. Ellenberger             John P Ward
      Thomas J. Fisher

      Votes cast for                              389,900
      Votes cast against                                0
      Votes withheld                                   83

c. Amendment of the Articles of Incorporation to increase the authorized common stock of the Corporation from 500,000 shares to 1,000,000 shares and change the par value to $2.50 per share to effect a 2 for 1 split of the outstanding shares.

      Votes cast for                              381,324
      Votes cast against                            8,659

d.    Approval of CNB Corporation 1996 Stock Option Plan

      Votes cast for                              378,653
      Votes cast against                           11,330



ITEM 5 - OTHER INFORMATION

Options for 12,500 shares of stock at $32.00 per share were granted by action of the Board of Directors on July 11, 1996.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-B):

       3(i) Amendment to Articles of Incorporation dated June 4, 1996.
       27.  Financial Data Schedule

(b) The Company has filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        CNB Corporation
        August  9, 1996


        /S/ Jean K. Hunt
        --------------------------------------
        Jean K. Hunt
        Treasurer (Chief Accounting Officer)

                                EXHIBIT INDEX



Exhibit Number                          Description
- --------------                          -----------

    3(i)        Amendment to Articles of Incorporation dated June 4, 1996.
   27.          Financial Data Schedule