Form 10QSB
period 1996-09-30
CNB CORP /MI/
filed 1996-11-13
CIK 779125

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

                 [ x ] QUARTERLY REPORT UNDER SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   X            No
                                ---               ----


As of September 30, 1996, there were outstanding 930,772 shares of the issuer's common stock, $2.50

                                     INDEX

ITEM NO.                 DESCRIPTION                                   PAGE NO.
-------------------------------------------------------------------------------

                        Part I - Financial Information

Item 1. Financial Statements
          (a)  Consolidated Balance Sheet                                    2
          (b)  Consolidated Statement of Income                              3
          (c)  Consolidated Statement of Changes in Shareholder's Equity     4
          (d)  Consolidated Statement of Cash Flows                          5
          (e)  Notes to Financial Statements                                 6

Item 2. Management's Discussion and Analysis or Plan of Operation
               Financial Condition                                           8
               Liquidity and Funds Management                                9
               Results of Operations                                        11


                          Part II - Other Information

Item 1.  Legal Proceedings                                                  13
Item 2.  Changes in Securities                                              13
Item 3.  Defaults Upon Senior Securities                                    13
Item 4.  Submission of Matters to a Vote of Security Holders                14
Item 5.  Other Information                                                  14

Signatures                                                                  15

                                     PART I
                             Financial Information

ITEM 1 - FINANCIAL STATEMENTS

(a)  Consolidated Balance Sheet  (unaudited)
---------------------------------------------------------------------------------------------------------
                                                                        September 30          December 31
In thousands of dollars                                                    1996                   1995
==========================================================================================================
Assets
Cash and demand balances in other banks                                $  6,883                  $  7,340
Federal funds sold                                                        3,000                     7,950
---------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                           9,883                    15,290

Securities available for sale                                            11,240                    11,821
Securities held to maturity (fair value of
  $53,920 and $47,325 respectively)                                      53,958                    47,011
---------------------------------------------------------------------------------------------------------
Total securities                                                         65,198                    58,832

Total loans                                                              95,504                    88,147
Less: allowance for loan losses                                          (1,339)                   (1,306)
---------------------------------------------------------------------------------------------------------
                                                                         94,165                    86,841
Premises and equipment, net                                               1,908                     1,945
Accrued interest receivable and other assets                              4,459                     3,652
---------------------------------------------------------------------------------------------------------
Total Assets                                                           $175,613                  $166,560
=========================================================================================================

Liabilities
Deposits
    Noninterest bearing                                                $ 23,399                  $ 20,778
    Interest bearing                                                    133,179                   127,371
---------------------------------------------------------------------------------------------------------
Total deposits                                                          156,578                   148,149

Accrued interest payable and other liabilities                            1,884                     2,160
---------------------------------------------------------------------------------------------------------
Total liabilities                                                       158,462                   150,309

Shareholders' Equity
Common stock, $2.50 par value;  1,000,000 shares authorized;
    930,772 shares issued and outstanding                                 2,327                     2,327
Capital surplus                                                           4,979                     4,979
Retained earnings                                                         9,870                     8,893
Unrealized gain (loss) on securities available for sale,
    net of tax of ($18) and $27 respectively                                (25)                       52
---------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                               17,151                    16,251
---------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                             $175,613                  $166,560
=========================================================================================================


(a) All per share statistics have been retroactively adjusted to reflect the 2 for 1 stock split of May 31, 1996.
See Notes to consolidated financial statements.

(b) Consolidated Statement of Income (unaudited)

                                                 Three months ended            Nine months ended
                                                  September 30,                 September 30,
In thousands of dollars                            1996           1995          1996       1995
=================================================================================================
Interest income
Interest and fees on loans                       $2,274          $2,159        $6,657     $6,270
Interest on securities
    Taxable                                         858             770         2,464      2,063
    Tax exempt                                      103              25           302        172
Interest on federal funds sold                       87             161           252        377
------------------------------------------------------------------------------------------------
Total interest income                             3,322           3,115         9,675      8,882

Interest on Deposits                              1,459           1,337         4,271      3,747
Net Interest income                               1,863           1,778         5,404      5,135
Provision for loan losses                            25              25            75         75
------------------------------------------------------------------------------------------------
Net Interest Income after Provision for
  Loan Losses                                     1,838           1,753         5,329      5,060

Other Income
Service charges on deposit accounts                 158             134           472        435
Other service charges                                14              31            63         67
Other income                                        101             112           239        248
------------------------------------------------------------------------------------------------
Total other income                                  273             277           774        750

Other Expense
Salaries and employee benefits                      751             718         2,037      1,947
Occupancy and equipment expense                      66              57           172        166
Federal deposit insurance premiums                    1             (10)            1        143
Furniture & equipment expense                        82              73           243        228
Other expense                                       227             208           885        872
------------------------------------------------------------------------------------------------
Total other expense                               1,127           1,046         3,338      3,356
------------------------------------------------------------------------------------------------
Income Before Federal Income Tax                    984             984         2,765      2,454
Federal income tax                                  298             299           834        741
------------------------------------------------------------------------------------------------
Net Income                                       $  686          $  685        $1,931     $1,713
=================================================================================================

Net income per share of common stock (a)         $ 0.74          $ 0.74        $ 2.07     $ 1.84
Cash dividends  declared per share of
  common stock (a)                               $0.350          $0.325        $1.025     $0.875
Return on average assets (annualized)             1.54%           1.66%         1.50%      1.45%
Return on average equity (annualized)            16.06%          16.88%        15.32%     14.42%


(a) All per share statistics have been retroactively adjusted to reflect the 2 for 1 stock split of May 31, 1996.
See Notes to consolidated financial statements.

(c) Statement of Changes in Shareholders' Equity (unaudited)

                                                       Common   Capital  Retained
In thousands of dollars                                Stock    Surplus  Earnings   (a)     Total
====================================================================================================
Balance, December 31, 1994                              $2,327   $4,979    $8,110   $(115)  $15,301
Net income, 1995                                                            2,365             2,365
Cash dividends declared, $1.70 per share (b)                               (1,582)           (1,582)
Net change in unrealized gain (loss)
    on securities available for sale                                                  167       167
----------------------------------------------------------------------------------------------------
Balance, December 31, 1995                               2,327    4,979     8,893      52   $16,251
Net Income YTD 1996                                                         1,931             1,931
Cash dividends declared, $1.025 per share (b)                                (954)             (954)
Net change in unrealized gain (loss)
    on securities available for sale                                                  (77)      (77)
----------------------------------------------------------------------------------------------------
Balance, September 30, 1996                             $2,327   $4,979    $9,870    $(25)  $17,151
====================================================================================================


(a) Net Unrealized Appreciation (Depreciation) on Securities Available For Sale Net of Taxes
(b) All per share statistics have been retroactively adjusted to reflect the 2 for 1 stock split of May 31, 1996.

See Notes to consolidated financial statements.

(d) Year to Date Consolidated Statement of Cash Flows (unaudited)

                                                      Nine months ended September 30,
-------------------------------------------------------------------------------------
In thousands of dollars                                         1996      1995
=====================================================================================
Cash Flows from Operating Activities
Net Income                                                    $1,931   $ 1,713
-------------------------------------------------------------------------------------

Adjustments to Reconcile Net Income to Net Cash from
  Operating Activities
Depreciation                                                     188       168
Accretion/amortization on securities                             657       594
Provision for loan losses                                         75        75
Loans originated for sale                                     (3,040)   (3,186)
Proceeds from sales of loans originated for sale               3,050     3,204
Gain on sales of loans                                           (10)      (18)
Change in income taxes receivable                                (62)        5
Change in interest receivable                                    (50)      (50)
Change in interest payable                                         9        61
Change in other assets                                          (653)      (61)
Change in other liabilities                                      156       178
-------------------------------------------------------------------------------------
Total adjustments                                                320       970
-------------------------------------------------------------------------------------
Net cash from operating activities                             2,251     2,683
-------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale      3,485         0
Purchase of securities available for sale                     (3,049)   (1,990)
Proceeds from maturities of securities held to maturity       28,801    22,853
Purchase of securities held to maturity                      (36,378)  (23,413)
Net increase in portfolio loans                               (7,398)   (3,318)
Premises and equipment expenditures, net                        (152)     (106)
-------------------------------------------------------------------------------------
Net cash from investing activities                           (14,691)   (5,974)
-------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Net change in deposits                                         8,429    10,799
Cash dividends paid                                           (1,396)     (974)
-------------------------------------------------------------------------------------
Net cash from financing activities                             7,033     9,825
-------------------------------------------------------------------------------------
Net change in cash and cash equivalents                       (5,407)    6,534
-------------------------------------------------------------------------------------

Cash and cash equivalents at beginning of year                15,290     9,298
-------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $9,883   $15,832
=====================================================================================

Cash Paid During the Period for
Interest                                                      $4,262   $ 3,686
Income taxes                                                  $1,870   $ 1,718
=====================================================================================


See Notes to consolidated financial statements.

(e) Notes to Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of CNB Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration of Securities on Form 10-SB/X Amendment No. 1 as of December 31, 1995.

Note 2 - Securities
The amortized cost and fair value of securities at September 30, 1996 are shown below in thousands of dollars.

                                          -----------------------------------------------------
                                                            Gross          Gross
                                           Amortized      Unrealized    Unrealized       Fair
                                              Cost           Gain           Loss         Value
                                          ---------       ----------    -----------     -------
Securities Available for Sale
U.S. Treasury and agency securities        $ 9,982           $ 16          $ 58        $ 9,940
Tax-exempt obligations of states and
    political subdivisions                   1,116              4                        1,120
Other securities                               180                                         180
                                          -----------------------------------------------------
    Total                                  $11,278           $ 20          $ 58        $11,240
                                          =====================================================

Securities Held to Maturity
U.S. Treasury and agency securities        $44,061           $ 92          $197        $43,956
Tax-exempt obligations of states and
    political subdivisions                   7,769             43            32          7,780
Other securities                             2,128             56                        2,184
                                          -----------------------------------------------------
    Total                                  $53,958           $191          $229        $53,920
                                          =====================================================


The amortized cost and fair value of securities by contractual maturity at September 30, 1996 are shown below, in thousands of dollars

                                            -------------------------     ------------------------
                                                Available for Sale            Held to Maturity
                                            -------------------------     ------------------------
                                             Amortized        Fair        Amortized          Fair
                                                Cost          Value         Cost             Value
                                            -------------------------     ------------------------

Due in one year or less                          $ 5,280      $ 5,295        $15,600      $15,527
Due after one year through five years              5,998        5,945         36,759       36,737
Due after five years through ten years                                         1,051        1,043
Due after ten years                                                              518          508
                                            -------------------------     ------------------------
    Total                                        $11,278      $11,240        $53,928      $53,815
                                            =========================     ========================


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are included with securities available for sale due in one year or less.

There were no sales of securities for the period ending September 30, 1996 and 1995.

Securities carried at $985,625 as of September 30, 1996 were pledged to secure deposits of public funds and for other purposes as required by law.

Note 3 - Allowance for Loan Losses
An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 1996 and 1995, follows:

                                               1996         1995
                                              -------      -------
Balance at beginning of period                $1,306       $1,246
Loans charged off                                (53)         (53)
Recoveries credited to allowance                  11           12
Provision charged to operations                   75           75
                                              -------      -------
Balance at end of period                      $1,339       $1,280
                                              =======      =======

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS No. 114") at January 1, 1995. Under this standard, the carrying value of loans considered to be impaired is reduced to the present value of expected future cash flows or to the fair value of the collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as bad debt expense. The impact of SFAS No. 114 on the Company's financial position or results of operations has not been material.


Note 4 - Per share calculations
Earnings per share is calculated on the weighted average number of shares outstanding during the period, giving retroactive effect for the 2 for 1 stock split to shareholders of record as of May 31, 1996.


Note 5 - Commitments, Contingencies and Financial Instruments
The following table shows the commitments to make loans and the unused lines of credit, in thousands of dollars, available to Bank customers at September 30.

                                                              1996         1995
                                                           -------      -------
Outstanding commitments to make fixed rate loans           $ 3,385      $ 2,634
Outstanding commitments to make variable rate loans          6,659        5,514
Unused lines of credit - variable rate                       3,812        3,484
Standby letters of credit - variable rate                       29           39
                                                           -------      -------
                                                           $13,885      $11,671
                                                           =======      =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the nine month period ending September 30, 1996.

Financial Condition

Securities
Investment balances increased $2.2 million during the third quarter as seasonal deposit growth exceeded seasonal loan demand. Securities available-for-sale represent 17.11% of the portfolio. Since the Bank maintains a short term securities portfolio, not many securities are needed in the available-for-sale portfolio to meet anticipated liquidity needs. The Asset/Liability Committee has decided to purchase longer term securities in an attempt to increase the overall investment yield. As the amount of securities maturing on a regular monthly basis decreases, liquidity will be maintained by adding to the available-for-sale portfolio.


Loans
Total loans increased $517 thousand during the third quarter. A decrease of $2.4 million for the quarter in commercial loans and commercial mortgages is typical for this time of year as seasonal businesses make annual principal reductions. Residential mortgages increased for the quarter by $3.3 million as the Bank continues to retain, rather than sell on the secondary market, residential mortgages of 15 years or less. This pattern is expected to continue throughout the year. As the yield on these loans is greater than the yield available on the types of security that the Bank typically invests in, this increase in mortgages will help to increase the Bank's net interest margin.

The table below shows total portfolio loans outstanding, in thousands of dollars, at December 31 and September 30, and their percentage of the total loan portfolio. All loans are domestic. A semi-annual review of loan concentrations at June 30, 1996 indicates that the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 13.67% of total loans.




                                 September 30, 1996               December 31, 1995
Portfolio loans:             Balance          % of total        Balance      % of total
                             ---------------------------        -----------------------
Commercial & Agriculture       $29,491         30.88%           $30,017          34.05%
Real estate - mortgage          54,412         56.97%            46,506          52.76%
Real estate - construction       2,498          2.62%             2,229           2.53%
Installment loans to
  individuals                    9,103          9.53%             9,395          10.66%
                             ----------------------------------------------------------
                               $95,504        100.00%           $88,147         100.00%
                             ==========================================================



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


                                                  9/30/96          12/31/95        9/30/95
                                               ------------     ------------     -----------
Nonaccrual loans                                 $  24              $   0            $  26
Loans past due 90 days or more                     231                 80               75
Troubled debt restructurings                         0                  0                0
                                                 -----              -----            -----
  Total nonperforming loans                      $ 255              $  80            $ 101
                                                 -----              -----            -----
Percent of total loans                            0.27%              0.09%            0.12%
                                                 =====              =====            =====


Deposits

Typically the Bank's deposit activity starts to pick up late in the second quarter as summer businesses in the area prepare to reopen for the season. Deposits at September 30, 1996 were up by $3.0 million as compared to June 30, 1996 and $9.8 million from one year ago. Growth for the quarter was in nearly every category of deposit with the exception of municipal deposits. The increase in noninterest bearing deposits will help the net interest margin over the summer months, but is not expected to continue past fall. Management anticipates that deposit growth during the balance of 1996 will continue to be steady with part of this growth coming through increased market share.


Liquidity and Funds Management

Liquidity
Both loan and deposit growth continued during the third quarter of 1996. Typically the September balance represents the annual peak in deposits from summer businesses. The Bank maintains a steady schedule of investment securities maturing each month to meet anticipated decline in deposits through next spring when deposits are again expected to increase. The security portfolio continues to have short maturities, adding to available liquidity.

The loan to deposit ratio was 60.99% at September 30, 1996. Management would like to continue to increase loans until the Bank reaches a loan to deposit ratio of at least 65%. This change in the mix from investments to loans will help to increase the net interest margin over time.


Funds Management

The following chart shows the Bank's interest rate sensitivity as of September 30, 1996 in thousands of dollars

                                                                up to                  4 to 12             1 to 5        over
                                                               3 months                months              years       5 years
                                                               ---------------------------------------------------------------
Federal funds sold                                             $  3,000
Taxable investment securities                                     4,000                 14,443             $35,601
Non-taxable investment securities                                   312                  3,403               5,587      $1,672
Loans                                                            30,911                 33,485              24,411       6,019
                                                               ---------------------------------------------------------------
    Total Rate Sensitive Assets                                  38,223                 51,331              65,599       7,691

Interest bearing demand deposits                                 13,925
Money market savings                                             33,509
Other time deposits                                              18,799                 26,454              14,115
                                                               ---------------------------------------------------
    Total Rate Sensitive Liabilities                           $ 66,233                $26,454             $14,115
                                                               ---------------------------------------------------
Gap                                                            $(28,010)               $24,877             $51,484     $ 7,691
                                                               ---------------------------------------------------------------
Cumulative Gap                                                 $(28,010)               $(3,133)            $48,351     $56,042
                                                               ===============================================================
Cumulative Ratio                                                  57.71%                 96.62%
                                                               ===============================

Management believes that the Gap overstates true interest sensitivity.
Interest exposure is not as significant as expressed in the above schedule as rates on interest-bearing liabilities may not reprice on an "instant basis" even though the Bank has the contractual right to make a change. Management believes liabilities do not need to be repriced as soon as rates begin to move. In actuality, these rates typically remain unchanged for years at a time.

Capital Resources
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at September 30, 1996 and 1995 and December 31, 1995. Dollars are shown in thousands.

                                                       Regulatory guidelines                 CNB Corporation
                                                       Adequate        Well              9/30/96       12/31/95       9/30/95
                                                       --------        ----              -------       --------       -------
     Tier 1 leverage ratio                              4.00%          5.00%               9.77%          9.76%         9.90%
     Tier 1 risk adjusted capital ratio                 4.00%          6.00%              19.73%         18.88%        19.18%
     Total risk adjusted capital ratio                  8.00%         10.00%              18.48%         20.13%        20.43%

     Total shareholders' equity                                                         $17,151        $16,251       $16,321
     Unrealized gain (loss) on securities available
      for sale, net of tax                                                                  (25)            52             6
                                                                                        ------------------------------------
     Tier 1 capital                                                                      17,176         16,199        16,315
     Qualifying loan loss reserves                                                        1,164          1,075         1,066
                                                                                        ------------------------------------
     Tier 2 capital                                                                     $18,340        $17,274       $17,381
                                                                                        ====================================

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income continued to increase during the third quarter of 1996 due to the increase in interest earning assets despite a decrease in the net interest spread. The Bank continues to experience pressure for lower interest rates on loan products and higher interest rates on deposit products as competition increases. The net spread at September 30, 1996 was 3.44% compared to 3.64% at September 30, 1995.

The table below shows the year to date daily average Consolidated Balance Sheet, revenue on earning assets,(on a pre-tax basis) or expense of interest bearing liabilities, and the annualized effective rate or yield for the period ending September 30,1996 and 1995.

          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                             in thousands of dollars

                                             Nine months ended Sept 30, 1996                  Nine months ended Sept 30, 1995
                                            --------------------------------              ---------------------------------------
                                             Average                   Yield/             Average                          Yield/
                                             Balance       Interest     Rate              Balance          Interest         Rate
                                             -------       --------    -----              -------          --------        ------
Assets
Interest earning assets
Time deposits in other banks                 $    332       $   15        6.02%           $    454            $19          5.58%
Federal funds sold                              5,737          252        5.86%              8,168            377          6.15%
Taxable securities                             54,591        2,449        5.98%             49,504          2,044          5.51%
Tax exempt securities                           8,313          302        4.84%              4,413            172          5.20%
Taxable loans                                  90,967        6,303        9.24%             84,341          5,968          9.43%
Tax exempt loans                                1,215           52        5.71%              1,403             60          5.70%
                                             ---------------------                        -----------------------
   Total int. earning assets                  161,155       $9,373        7.75%            148,283         $8,640          7.77%
                                             ---------------------                        -----------------------
Cash and due from banks                         5,479                                        5,209
Premises and equipment, net                     1,941                                        1,992
Other assets                                    3,856                                        3,677
Unrealized gain securities-AFS                     17                                          (77)
Less allowance for loan losses                 (1,329)                                      (1,285)
                                             --------                                     --------
Total Assets                                 $171,119                                     $157,799
                                             ========                                     ========

Liabilities and Shareholders' Equity
Interest bearing liabilities
Interest bearing demand
   deposits                                  $ 13,974       $  251        2.39%            $13,293           $239          2.40%
Savings deposits                               25,631          553        2.88%             26,937            579          2.87%
CDs $100,000 and over                          10,242          421        5.48%              7,492            302          5.37%
Other interest bearing deposits                82,245        3,046        4.94%             73,268          2,627          4.78%
                                             ---------------------                         ----------------------
   Total int bearing deposits                 132,092        4,271        4.31%            120,990          3,747          4.13%
Noninterest bearing deposits                   20,582                                       19,432
Other liabilities                               1,643                                        1,544
Shareholders' equity                           16,802                                       15,834
                                             --------                                     --------
Total Liabilities and
   Shareholders' Equity                      $171,119                                     $157,800
                                             ========                                     ========
Net interest income                                         $5,102                                         $4,893
Net spread                                                                3.44%                                            3.64%

Net yield on interest earning assets                                      4.22%                                            4.40%

Ratio of interest earning assets to
   interest bearing liabilities                  1.22                                         1.23

The table below shows the effect of volume and rate changes on net interest income for the nine months ended September 30, on a pre-tax basis, in thousands of dollars.

                                              1996 Compared to 1995                             1995 Compared to 1994
                                        -----------------------------------             ------------------------------------
                                        Volume       Rate             Net               Volume          Rate           Net
                                        ------       ------          ------             -------        -------       -------
Time deposits in other banks           $    (5)      $    1         $    (4)             $   10        $    10       $    19
Federal funds sold                        (109)         (16)           (125)                175             79           254
Taxable securities                         219          186             405                 (53)           328           275
Tax exempt securities                      147          (17)            130                  23              0            23
Taxable loans                              464         (129)            335                 158            673           831
Tax exempt loans                            (8)           0              (8)                (45)            15           (30)
                                       --------------------------------------------------------------------------------------
   Total interest income               $   708       $   25         $   733              $  268        $ 1,105       $ 1,372
                                       ======================================================================================

Interest bearing demand
deposits                               $    12       $   (0)        $    12              $   (7)       $    (1)      $    (8)
Savings deposits                           (28)           2             (26)                (64)           0.0           (64)
CDs $100,000 and over                      112            7             119                  87             69           156
Other interest bearing deposits            327           92             419                 154            570           724
                                       --------------------------------------------------------------------------------------
   Total interest expense              $   423       $  101         $   524              $  170        $   638       $   808
                                       ======================================================================================

Net change in net interest
  income (a)                           $   285       $  (76)        $   209              $   98        $   467       $   564







(a) The net change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Other Income
Noninterest income continues to improve, although at a slower rate than in previous periods. Year to date figures are up 3.20%. The Company continues to search for new opportunities for noninterest income.

Other Expenses
Most categories of other expense showed minimal change from last year. All noninterest expenses, exclusive of FDIC premiums paid, increased 3.86% from September 30, 1995 to September 30, 1996. A change in the FDIC premium rates reduced this expense from $143 thousand to $1 thousand during this same nine month period leaving the Company with a net reduction in noninterest expense of 0.54%.

Federal Income Tax
There was no significant change in the income tax position of the Company during the first nine months of 1996.

Net Income
Year to date consolidated net income for the third quarter was $1,931,000 compared to $1,713,000 for 1995. Improved net interest income, combined with improved noninterest income and a reduction in noninterest expense have contributed to this improvement. Net income for the quarter is unchanged compared to the same period one year ago while year to date net income is up 12.73%. Return on consolidated average assets for the quarter was 1.54%, compared to 1.66% for the third quarter of 1995. The Bank's income for the third quarter of 1995 included a refund of previously paid FDIC assessments which increased income for the third quarter.

ACCOUNTING CHANGES
Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement 122, Accounting for Mortgage Servicing Rights. The Statement requires that the Company recognize mortgage servicing rights on loans it purchases or originates with the intent to sell as an asset. Capitalized mortgage servicing rights are included in other assets and are not material at September 30, 1996.

CURRENT ACCOUNTING ISSUES
Several new accounting standards have been issued by the FASB that will apply for the year ending December 31, 1996. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," requires a review of long-term assets for impairment of recorded value and resulting write-downs if the value is impaired. SFAS No. 122, "Accounting for Mortgage Servicing Rights," requires recognition of an asset when servicing rights are retained on in-house originated loans that are sold. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, entities to use a "fair value based method" to account for stock-based compensation plans and requires disclosure of the pro forma effect on net income and on earnings per share had the accounting been adopted. SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities," provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122, and requires that servicing assets and liabilities be subsequently measures by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increased obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996, and early or retroactive application is not permitted. Upon adoption, these statements are not expected to have a material effect on the Company's consolidated financial position or results of operations.


                                    PART II
                               OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5 - OTHER INFORMATION

None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-B):

      10(D)(ii)(A) CNB Corporation 1996 Stock Option Plan and Agreement 27 Financial Data Schedule

(b) The Company has filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB Corporation
November 13, 1996

/s/ Robert E. Churchill                    /s/ Jean K. Hunt
-------------------------------------      ------------------------------------
Robert E. Churchill                        Jean K. Hunt
President and Chief Executive Officer      Treasurer (Chief Accounting Officer)

                                EXHIBIT INDEX

Exhibit No.        Description                  Page No.
------------       ------------                 --------
10(D)(ii)(A)       Stock Option Plan

27                 Financial Data Schedule         12