Form 10KSB40
period 1996-12-31
CNB CORP /MI/
filed 1997-03-31
CIK 779125

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington , D.C.  20549

                                  FORM 10-KSB

              [X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For  the fiscal year ended December 31, 1996

            [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                         Commission file number 0-28388

                                CNB CORPORATION
                 (Name of Small Business Issuer in its charter)

            Michigan                                38-2662386
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

                  303 North Main Street, Cheboygan, MI  49721
          (Address of principal executive offices, including Zip code)

        Issuer's telephone number                        (616) 627-7111

             Securities registered under Section 12(b) of the Act:

 Title of each class                   Name of each exchange on which registered
           NONE                                              NONE

             Securities registered under 12(g) of the Exchange Act:

                    Common Stock, par value $2.50 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                               ------     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State issuer's revenues for its most recent fiscal year.   $13,996,000
                                                           -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the last practical date.    Common 930,772 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portion of the issuer's proxy statement for the annual meeting of shareholders scheduled for May 20, 1997 are incorporated herein by reference into Part III of this report and certain portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated herein by reference into Part II of this report.

                                     PART I

ITEM I - DESCRIPTION OF BUSINESS

CNB Corporation (Company) was incorporated in June, 1985 as a business corporation under the Michigan Business Corporation Act, pursuant to the authorization and direction of the Board of Directors of The Citizens National Bank of Cheboygan (Bank).

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act with the Bank as its only wholly-owned subsidiary. The Bank was acquired by the Company effective December 31, 1985. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve Board. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities and activities of any subsidiaries to the business of banking or such other activities which are closely related to the business of banking.

The Bank offers a full range of banking services to individuals, partnerships, corporations, and other entities. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers.

The Bank's lending function provides a full range of loan products. These include real estate mortgages, secured and unsecured commercial and consumer loans, check credit loans, lines of credit, home equity loans and construction financing. The Bank also participates in specialty loan programs through the Michigan State Housing Development Authority, Small Business Administration, Federal Home Loan Mortgage Corporation, Consolidated Farm Service Agency, and Mortgage Guaranty Insurance Corporation. Through correspondent relationships, the Bank also makes available credit cards and student loans. The Bank's loan portfolio is over 58% residential real estate mortgages on both primary and secondary homes. The borrower base is very diverse and loan to value ratios are generally 80% or less. The commercial loan portfolio accounts for approximately 10% of total loans. Agricultural lending is minimal and predominately real estate secured. Construction lending is predominately residential, with only an occasional "spec" home or commercial building. Unsecured lending is very limited and personal guarantees are required on most commercial loans.

Banking services are delivered through a system of five full-service banking offices and three drive-in branches plus six automated teller machines in Cheboygan, Emmet and Presque Isle Counties, Michigan. The business base of the Counties is primarily tourism with light manufacturing. The Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participation, and the purchase and sale of federal funds and other similar services.

Under various agency relationships, the Bank provides trust and discount brokerage services, and mutual fund, annuity and life insurance products to its customers.

SUPERVISION AND REGULATION
As a bank holding company within the meaning of the Bank Holding Company Act, the Company is required by said Act to file annual reports of its operations and such additional information as the Federal Reserve Board may require and is subject, along with its subsidiary, to examination by the Federal Reserve Board. The Federal Reserve Board is the primary regulator of the Company.

The Bank Holding Company Act requires every bank holding company to obtain prior approval of the Federal Reserve Board before it may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank, or acquire ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank holding company or bank. The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. However, holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the Federal Reserve Board to be so closely related to banking or the management or control of banks as to be a proper incident thereto.

Under current regulations of the Federal Reserve Board, a holding company and its nonbank subsidiaries are permitted, among other activities, to engage, subject to certain specified limitations, in such banking related business ventures as consumer finance, equipment leasing, computer service bureau and software operations, data processing, discount securities brokerage, mortgage banking and brokerage, sale and leaseback, and other forms of real estate banking. The Bank Holding Company Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies.

In addition, Federal legislation prohibits acquisition of "control" of a bank or bank holding company without prior notice to certain federal bank regulators. "Control" in certain cases may include the acquisition of as little as 10% of the outstanding shares of capital stock.

The Company's cash revenues are derived primarily from dividends paid by the Bank. National banking laws restrict the payment of cash dividends by a national bank by providing, subject to certain exceptions, that dividends may be paid only out of net profits then on hand after deducting therefrom its losses and bad debts, and no dividends may be paid unless the bank will have a surplus amounting to not less than one hundred percent (100%) of its common capital stock.

The Bank is a national banking association and as such is subject to the regulations of, and supervision and regular examination by, the Office of the Comptroller of the Currency ("OCC"). Deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). Requirements and restrictions under the laws of the State of Michigan and Title 12 of the United States Code include the requirements that banks maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by a bank, and the interest that may be charged thereon, restrictions on the payment of interest on certain deposits, and restrictions relating to investments and other activities of a bank. The Federal Reserve Board has established guidelines for risk based capital by bank holding companies. These guidelines establish a risk adjusted ratio relating capital to risk-weighted assets and off-balance sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance-sheet items in the calculation of capital requirements. Tier 1 capital consists of shareholders' equity less intangible assets and unrealized gain or loss on securities available for sale, and Tier 2 capital consists of Tier 1 capital plus qualifying loan loss reserves.

The capital ratios of the Bank exceed the minimum regulatory guidelines for well-capitalized institutions. The following table shows the Company's regulatory capital and capital ratios at December 31, 1996 and 1995, as well as the regulatory requirements for adequately-capitalized and well-capitalized institutions established by the FDIC.

At year end, consolidated and Bank actual capital levels (in millions) and minimum required levels were:

                                                                                          Minimum Required
                                                                                             To Be Well
                                                            Minimum Required           (Adequately) Capitalized
                                                              For Capital              Under Prompt Corrective
                                          Actual            Adequacy Purposes             Action Regulations
                                   -------------------      -----------------         -------------------------

                                   Amount        Ratio      Amount       Ratio         Amount           Ratio
                                   ------        ------     ------       -----         -----           ------
1996
Total capital to risk
     weighted assets               $18.2          19.6%      $7.4          8.00%        $9.2           10.00%

Tier I capital to risk
     weighted assets                17.1          18.3%       3.7          4.00%         5.6            6.00%

Tier I capital to average
     assets                         17.1           9.9%       6.9          4.00%         8.6            5.00%

1995
Total Capital to risk
     weighted assets                17.3          20.1%       6.9          8.00%         8.1           10.00%

Tier I capital to risk
     weighted assets                16.2          18.9        3.4          4.00%         4.9            6.00%

Tier I capital to average
     assets                         16.2          10.1%       6.4          4.00%         7.9            5.00%

The above ratios, in conjunction with regulatory ratios, have qualified the Bank for the lowest FDIC insurance premium rate available to insured financial institutions.

COMPETITION
In its primary market, which includes Cheboygan County and parts of Emmet, Mackinac, Presque Isle and Montmorency Counties, the Bank maintains the largest
deposit base, or approximately 51.1% of deposit market share.   The Bank is one
of two principal banking institutions located within this market. The competing bank is a member of a multi-bank holding company with substantially more assets than the Company. There are also two credit unions, one savings and loan association and a brokerage firm. The Bank is the only independent community bank in the Cheboygan County market.

On June 1, 1997, the Riegel - Neal Interstate Banking and Branching Efficiency Act will be fully implemented allowing full interstate banking in Michigan and other states which have opted into the program. As a result, the Company expects that it will see new competition in its market area from out of state financial institutions. Since the Bank's niche is as a community bank, it does not feel the addition of out of state banks to its service area will have a significant impact on its business. In order to successfully compete, management has developed a sales and service culture, stresses and rewards excellent customer service, and designs products to meet the needs of the customer. The Bank also utilizes its ability to sell loans in the secondary market.

EMPLOYEES
On December 31, 1996, the Bank employed 62 full-time and 14 part-time employees. This compares to 63 full-time and 14 part-time employees as of December 31, 1995. The Company has no full-time employees. Its operation and business are carried out by officers and employees of the Bank who are not compensated by the Company.

ITEM 2 - DESCRIPTION OF PROPERTY

(a) The Company and the Bank have their primary office at 303 N. Main Street, Cheboygan, Michigan. In addition, the Bank owns and operates the following facilities: South Main drive-in, 991 1/2 South Main Street, Cheboygan; Downtown drive-in, 414 Division Street, Cheboygan; East Side drive-in, 816 East State Street, Cheboygan; Onaway Office, 20581 W. State Street, Onaway; Pellston Office, 200 Stimpson, Pellston; Mackinaw City Office, 580 S. Nicolet Street, Mackinaw City; Indian River Office, 3990 Straits Hwy., Indian River. All properties are owned by the Bank free of any mortgages or encumbrances. All properties are in good condition.

(B)(1) Not applicable

(B)(2) The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold the majority of its residential mortgages loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC"). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled over $23 million at December 31, 1996.

(C) Not applicable

ITEM 3 - LEGAL PROCEEDINGS

Neither the Company nor the Bank are a party to any pending legal proceedings other than routine litigation that is incidental to the business of lending.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during this reporting period.

                                   PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)(1)(I) The common stock of the Company has no public trading market. All trades are handled on a direct basis between buyer and seller. The Bank acts as the Company's transfer agent.

             The principal market for the Company's stock consists of existing shareholders, family members of existing shareholders and individuals in its service area.

     (ii) The information required by this item is included under the caption "Financial Highlights" on page 4 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, which is hereby incorporated by reference.

(a)(2)(I) The information required by this item is included in Note 7 on page 18 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, which is hereby incorporated by reference.

     (ii) The number of common equity shares that could be sold pursuant to Rule 144 under the Securities Act adjusted for the 2 for 1 stock split of May 31, 1996, is 9,306.

    (iii)    There are no public offerings pending.

      (b) There are approximately 603 holders of record of the common stock of the Company as of December 31, 1996.

      (c)(1) During 1996 the Company declared regular dividends of $1.33 per share plus a special dividend of $0.50.

               In 1995 the Company declared regular dividends of $1.20 per share plus a special dividend of $.50. These per share statistics are retroactively adjusted for the 2 for 1 stock split of May 31, 1996. Subject to approval of the Board of Directors of the Company and applicable law, the Company anticipates that it will continue to pay a regular cash dividend equal to or greater than the prior years. Special dividends are considered each December based on the current year's earnings. These have resulted in a dividend payout ratio averaging 65.9% for the past three years.

         (2) The Federal Reserve Board's Policy on the Payment of Cash Dividends by Bank Holding Companies restricts the payment of cash dividends based on the following criteria:

               1. The Company's net income from operations over the past year must be sufficient to fully fund the dividend.

               2. The prospective rate of earnings retention must be consistent with the Company's capital needs, asset quality, and overall financial condition.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation (Company) and its subsidiary, Citizens National Bank of Cheboygan (Bank). This discussion should be read in conjunction with the financial statements beginning on page nine and the related footnotes.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The balance maintained in cash and cash equivalents varies based on daily fluctuations in loan and deposit balances. Sufficient cash is maintained on a daily basis to meet the anticipated liquidity needs of the Company for customer transactions and to clear checks drawn on other financial institutions. This amount of clearings can vary by as much as $3 million in one day causing the Company's cash position to vary.

SECURITIES

Investment balances increased $2.4 million during 1996. Securities available for sale represent 13.3% of the portfolio. Currently the Company maintains a primarily short-term securities portfolio. Therefore, not many securities are needed in the available for sale classification to meet anticipated liquidity needs. The average life of the investment portfolio is being extended as securities of a longer maturity are added to the portfolio when appropriate. As the amount of securities maturing on a regular monthly basis decreases, liquidity will be maintained by adding to the available for sale portfolio.

The chart below shows the change in each of the categories of the portfolio during 1996 and 1995, in thousands of dollars.

                                                                              1996         1995
                                                                            --------     --------
U.S. Government and agency securities                                        $4,168      $(3,748)

Tax exempt obligations of states and political subdivisions                    (219)       3,766

Other taxable securities                                                     (1,530)       3,265
                                                                             ------       ------

Total change in securities                                                   $2,419       $3,283
                                                                             ======       ======

Holdings in U.S. Government and agency securities increased during the year primarily as a result of increases in funds available through the growth of the deposit portfolio. The chart below shows the percentage composition of the portfolio as of December 31.

                                                                         1996      1995
                                                                        ------    ------
U.S. Government and agency securities                                   81.63%    77.91%
Tax exempt obligations of states and
  political subdivisions                                                13.70     14.63
Other taxable securities                                                 4.67      7.46
                                                                       -------   -------
                                                                       100.00%   100.00%
                                                                       =======   =======

Securities available for sale are recorded at fair value, and securities held to maturity are recorded at amortized cost. The net unrealized loss on securities available for sale at December 31, 1996 was two thousand dollars, net of taxes. The unrealized gains and losses are temporary, since they are a result of market changes rather than a reflection of credit quality.
Management has no specific intent to sell these securities at the present time. Should the investments be held to maturity, no gain or loss will be experienced.

The following table shows the maturity of the Bank's security portfolio at December 31, 1996 in thousands. Securities are shown as being due in accordance with the contractual scheduled principal repayments.

                                         Due in                 Due in             Due after
                                        one year             one through          five through        Due after
                                        or less               five years           ten years          ten years
                                        ---------             ----------           ---------          ---------
U.S. Government and agency
  securities                              $17,947               $32,051                   -                      -

State & Political subdivisions              4,420                 3,072              $3,580                      -

Other                                         180                   -                     -                      -


                                           -------               -------             -------                 ------
Total                                      $22,547               $35,123             $3,580                  $   0
                                           =======               =======             =======                 ======

The Company maintains a conservative investment portfolio with a majority of the investments in U.S. Government and agency securities and issues of governmental units in our service area. The maturities of the U.S. Government and agency securities have typically been very short, two years or less, providing liquidity in addition to quality. During 1996, management felt that there was sufficient liquidity to increase the maturity of the investment portfolio, thereby increasing the potential yield. These plans are expected to continue through 1997.

LOANS

Total loans increased $8.6 million, or 9.75%, during 1996. Substantially all of this growth was in residential real estate mortgage loans due to an
increasing demand for housing in this area.   As a full service lender, the
Company offers a variety of personal and commercial loans. Home mortgages comprise the largest portion of the loan portfolio. The Company generally retains ownership of adjustable rate loans and short to medium term fixed-rate loans, and originates and sells long term single family residential fixed -rate mortgage loans to the secondary market. The Company originated $3.7 million in loans for sale in 1996 and $5.4 million in 1995. This practice allows the Company to meet the housing credit needs of its service area while maintaining an appropriate interest rate sensitivity and liquidity position. In addition to mortgage loans, the Company makes loans for personal and business use, secured and unsecured, to customers in our service area.

The table below shows total portfolio loans outstanding, in thousands of dollars, at December 31, 1996 and 1995, and their percentage of the total loan portfolio. All loans are domestic. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 12.4% of total loans.


                                                             1 9 9 6                   1 9 9 5
                                                      ------------------------    ----------------------
Portfolio loans:                                      Balance       % of total    % of total     Balance
                                                      -------      -----------    ----------    --------
Commercial                                            $27,742        28.68%         $30,023      34.06%
Residential mortgage                                   56,539        58.44           46,500      52.75
Construction mortgage                                   3,221         3.33            2,229       2.53
Consumer                                                9,239         9.55            9,395      10.66
                                                      -------       -------         -------     ------
Total loans                                           $96,741       100.00%         $88,147     100.00%
                                                      =======       =======         =======     ======

The following table shows the maturity of the Bank's loan portfolio at December 31, 1996. Loans are shown as being due in accordance with the contractual scheduled principal repayments.

                                                                                  Due in        Due
                                                               Due in one         1 to 5       After 5
                                                             Year or less          Years       Years
                                                             -------------         -----       -----
Fixed rate loans
   Commercial                                                     $  5,961       $ 9,857       $  499
   Consumer                                                          4,489         4,683           24
   Residential mortgage                                              7,545         2,471        5,838
                                                                    ------         -----        -----
Total fixed rate                                                    17,995        17,011        6,361

Variable rate
    Commercial                                                      14,576            70
    Consumer                                                            43
    Residential mortgage                                            32,908         7,777
                                                                    ------         -----
Total variable rate                                                 47,527         7,847
                                                                    ------         -----       ------
TOTAL LOANS                                                        $65,522       $24,858       $6,361
                                                                   =======       =======       ======

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents that amount which management estimates is adequate to provide for losses inherent in the loan portfolio. Management determines the adequacy of the allowance for loan losses by reviewing selected loans (including large loans, non-accrual loans and problem and delinquent loans) and establishes specific loss allowances on these loans. Historical loss information and local economic conditions are considered in establishing allowances on the remaining loan portfolio. The allowance is increased by provisions charged to expense and reduced by loan losses, net of recoveries.

The quality of the Company's loan portfolio compares well with its peer group with non-performing loans at .14% of total loans at December 31, 1996 and 0.09% at December 31, 1995. Loans charged off were 0.05% of total loans during 1996 and 0.05% in 1995. The Company added to the allowance for loan losses in 1996 and 1995 an amount considered adequate to cover possible losses that are currently anticipated based on past experience and specific identification.

The following table shows the allocation of the allowance at December 31 in thousands of dollars.



                                                     % of loans to             % of loans to
                                           1996      Total Loans      1995     Total Loans
                                         --------    -----------    --------   -----------
Commercial                                  $   51      28.68%        $   88         34.06%
Residential mortgage                            49      58.44             43         52.75
Construction mortgage                            0       3.33              0          2.53
Consumer                                        36       9.55             36         10.66
Unallocated                                  1,225                     1,138
                                             -----                     -----
Total allowance                             $1,361     100.00%        $1,305        100.00%
                                            ======     =======        ======        =======

Changes in Allowance for Loan Losses

                                                       1996                   1995
                                                     --------               --------
Balance at beginning or period                        $1,305                 $1,246
Charge-offs;
Commercial                                                 0                      0
Residential mortgage                                       0                    (43)
Construction mortgage                                      0                      0
Consumer                                                 (63)                   (26)
                                                     --------                -------
Total charged-off                                        (63)                   (69)

Recoveries:
Commercial                                                 0                      0
Residential mortgage                                       2                     17
Construction mortgage                                      0                      0
Consumer                                                  17                     11
                                                      -------                -------
Total recoveries                                          19                     28
                                                     --------                -------
Net charged-off                                          (44)                   (41)
Provision for loan losses                                100                    100
                                                      -------                ------
Balance at end of period                              $1,361                 $1,305
                                                      =======                ======

Net charge-offs to average loans                        0.05%                  0.05%
                                                       ======                  =====

CREDIT QUALITY

The Company continues to maintain a high level of asset quality as a result of actively managing delinquencies, nonperforming assets and potential problem loans. The Company performs an ongoing review of all large credits to watch for any deterioration in quality. Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above); and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below.

                                                                  12/31/96               12/31/95
Nonaccrual loans                                                    $   70               $     -
            Loans past due 90 days or more                              61                     80
            Troubled debt restructurings                                -                      -
                                                                 ---------              ---------
            Total nonperforming loans                                $ 131                 $   80
                                                                     =====                 ======

Percent of total loans                                             0.14%                     0.09%
                                                                 =======                    =====

When reasonable doubt exists concerning the collectibility of interest or principal, a loan is placed on a non-accrual basis. Any interest accrued but not collected is reversed and charged against current earnings. Interest income which would have been recorded in 1996 under original terms on non-accrual loans outstanding at December 31, 1996 was immaterial. There was no interest income recorded in 1996 on non- accrual loans outstanding at December 31, 1996.

At year-end 1996, the Company had approximately $586 thousand in loans for which payments are current, but known financial difficulties of the borrowers cause management concern about the ability to comply with existing loan repayment terms. These loans, along with any other loans classified for regulatory purposes that are not included in the table above, are subject to constant management attention and their classification is reviewed on a monthly basis.

Under the guidelines of SFAS No. 114 and 118, "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan-Income Recognition Disclosures, the Company had no impaired loans.

DEPOSITS

The Company's service area has experienced steady economic growth. The Company offers competitive deposit products and has, therefore, shown steady deposit growth as it maintains its market share. Deposits increased $5.7 million or 3.86% during 1996. Money market savings accounted for $4.5 million of this increase. The Company considers a $5.7 million growth in deposits to be noteworthy considering the number of individuals who have moved their funds from banks into the equities markets.

The majority of the Company's deposits are derived from core customers, relating to long term relationships with local personal, business and public customers. The Company has increased its market share to 51.1%. Deposit rates are monitored continually to assure that the Company pays a competitive rate. The Company does not support its growth through purchased or brokered deposits.

The following table shows the average balances outstanding and average interest rates for each major deposit category for the year in thousands of dollars.

                                                    1 9 9 6                  1 9 9 5
                                            -------------------------- -------------------------

                                             Avg Bal           Rate        Avg Bal          Rate
                                             -------          ----         -------          ----
     Non interest-bearing demand              $ 21,156                     $ 19,859
     Interest-bearing demand                    14,051          2.40%        13,377           2.40%
     Savings deposits                           25,288          2.89         26,630           2.88
     Time deposits
                                                92,602          5.00         82,263           4.88
                                             ---------                    ---------
                                              $153,097                     $142,129
                                             =========                     ========

Time deposits in amounts of $100,000 or greater, in thousands, by time to maturity at December 31, 1996 were:

Up to 3 months                                  $3,942
3 to 6 months                                    1,293
6 to 12 months                                   1,719
Over 12 months                                  $2,777
                                                 -----
                                                $9,731
                                                ======

LIQUIDITY AND FUNDS MANAGEMENT

LIQUIDITY

Consistent with 1995 as detailed in the Consolidated Statements of Cash Flows, the Company continued to build its balance sheet with cash flows obtained from operations and increases in deposits. Net income combined with noncash operating expenses provided approximately $3.3 million in liquidity. This liquidity combined with increases in deposits of $5.7 million, offset by dividends paid to shareholders, allowed for loan growth of $8.6 million.
Excess liquidity was invested in Federal Funds which allowed the Company to obtain a strong yield without impairing liquidity. The Company serves a market that is very strongly tied to the summer tourist industry. Consequently, the Company experiences seasonal swings in liquidity. The bulk of commercial loan activity is in the spring and summer months as businesses prepare for the summer season. Deposit growth occurs during July, August and September, then may decline through the fall and winter months. As a result, the Company is usually very liquid from June to September. Investment security maturities are distributed evenly from October to May to meet the Company's liquidity needs during these months. The general economy in the state or the price of gasoline can affect the summer tourism industry resulting in changes in the Company's liquidity. The Company does not anticipate any significant changes in its seasonal pattern.

The loan to deposit ratio increased to 62.86% at December 31, 1996 from 59.50% at December 31, 1995. Management continues to emphasize loan growth and would like to see this ratio at a minimum of 65%. This change in the asset mix from securities to higher yielding loans will increase the net interest margin over time. The Company did not borrow funds during 1996.

FUNDS MANAGEMENT

The following chart shows the Company's interest rate sensitivity as of December 31, 1996 in thousands of dollars

                                             Repricing or maturing within
                                     --------------------------------------------
                                       up to      4 to 12     1 to 5       over
                                      3 months     months     years       5 years     Total
                                     ---------    -------    --------    --------   --------
Federal funds sold                     $ 4,050                                       $ 4,050
Taxable investment securities            6,139    $15,025     $31,185                 52,349
Tax exempt investment securities           514      3,424       3,319      $1,644      8,901
Loans                                   29,580     35,942      24,858       6,361     96,741
                                        ------    -------      ------       -----     ------
Total rate sensitive assets             40,283     54,391      59,362       8,005    162,041
                                        ------    -------      ------       -----    -------

Interest bearing demand deposits         1,517      4,096       9,557                 15,170
Savings                                  6,058      5,452      12,721                 24,231
Money market savings                    14,754      5,934      13,847                 34,535
Time deposits                           19,483     21,059      16,971                 57,513
                                      --------    -------    --------                 ------
Total rate sensitive liabilities        41,812     36,541      53,096               $131,449
                                      --------    -------    --------               --------
Gap                                   $( 1,529)   $17,850     $ 6,266    $ 8,005
                                      ---------   -------     -------    -------
Cumulative Gap                        $( 1,529)   $16,321     $22,587    $30,592
                                      ========    =======     =======    =======

Cumulative Ratio                        96.34%    120.83%
                                        ======    =======

Management reviews the rate and term of any callable securities in the portfolio. The probability of call is used as the basis for determining a repricing date. Management believes that the difference between rate sensitive assets and rate sensitive liabilities ("Gap") overstates true interest sensitivity. Interest exposure is not as significant as expressed in the above schedule. Even though the Company has the contractual right to make a change in certain deposit rates, given our competitive position, management believes that liabilities do not need to be repriced as soon as rates begin to move.

During 1996, the Company originated and retained $6.8 million in 15 year fixed rate mortgages. This has provided better utilization of our available funds and will contribute to increased interest income in the future.

CAPITAL RESOURCES

The capital ratios of the Company exceed the regulatory guidelines for well
capitalized institutions.    The Company
has maintained an average leverage ratio of 9.87% for the last three years. This strong capital position provides the Company with the flexibility to leverage its capital so as to be able to take advantage of expansion opportunities. The Company's strong capital position also provides the flexibility to continue with a high dividend payout ratio which has averaged 65.9% over the past three years. Earnings are projected to continue at current levels or better which will allow the Company to continue to pay out dividends at this level.

Dividends paid represent a yield of approximately 6.2% in 1996 and 6.5% in 1995. A two for one stock split was distributed to shareholders in 1996. The stock of the Company is generally traded locally. Additional information concerning capital ratios and shareholder return is included in the Financial Highlights schedule. The Company maintains a five year plan, and utilizes a formal strategic planning process. Management and the Board continue to monitor long term goals, which include increasing market share and maintaining long term earnings sufficient to pay consistent dividend.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest spreads were down from 1995 to 1996, but volumes were up. As a result, the Company experienced an increase in net interest income. An increase of $429 thousand is attributed to increased volumes. Declining rate spreads created a decrease of $131 thousand for a net change of $298 thousand. The Company continues to experience pressure for lower interest rates on loan products and higher interest rates on deposit products as competition increases. The net spread for the year ended December 31, 1996 was 3.69% compared to 3.85% during 1995. This pressure on interest margins will continue as increasing non-bank institutions, who do not have to follow the same
regulatory guidelines as banks, compete for deposit and loan customers.   The
Company is attempting to change both the spread and mix as available funds are moved from securities to loans and remaining security maturities are lengthened.

The table below shows the year to date daily average Consolidated Balance Sheet, revenue on earning assets,(on a pre-tax basis) or expense of interest bearing liabilities, and the annualized effective rate or yield for the period ending December 31, 1996, 1995 and 1994.

                                    Yield Analysis of Consolidated Average Assets and Liabilities
                                                       in thousands of dollars

                                       Year ended                        Year ended                       Year ended
                                    December 31, 1996                  December 31,1995                December 31, 1994
                               --------------------------       --------------------------------   ---------------------------

                               Average            Yield/        Average                   Yield/   Average               Yield
                               Balance    Int      Rate         Balance        Int        Rate     Balance        Int    Rate
                               -------    -----    ------       ----------     ---        ------   ----------     ---    -----
Interest earning assets:
Federal funds sold             $ 5,113    $ 273     5.34%       $  8,348      $  486       5.82%    $ 3,698    $  152   4.11%
Taxable securities              55,068    3,349     6.08          50,522       2,863       5.67      51,215     2,451   4.79
Tax exempt securities            8,324      402     4.83           5,190         264       5.09       4,032       208   5.16
Loans                           93,188    8,934     9.59          86,158       8,456       9.81      84,302     7,463   8.85
                               -------    -----     ----        --------     -------       ----     -------     -----   -----
Total int. earning assets      161,693    12,958    8.01%        150,218      12,069       8.03%    143,247    10,274   7.17
                                          ------                             -------                           ------

Cash and due from banks         5,447                              5,198                              5,077
Premises and equipment, net     1,929                              1,984                              2,126

Other assets                    2,662                              2,339                              1,480
                               ------                           --------                             ------
Total                         $171,731                          $159,739                           $151,930
                              ========                         =========                          =========



                                         Year ended                   Year ended                  Year ended
                                      December 31, 1996            December 31,1995            December 31, 1994
                                    ---------------------       ---------------------       --------------------
                                    Average           Yield/    Average          Yield/      Average          Yield/
                                    Balance     Int    Rate     Balance     Int    Rate      Balance      Int   Rate
                                    -------     ---  ------     -------     ---   ------     -------      ---  -----
Interest bearing liabilities:
Interest bearing demand
  deposits                          $ 14,051     337    2.40%   $13,377      321     2.40%     $13,739     332    2.42%
Savings deposits                      25,288     732    2.89     26,630      766      2.88      29,720     855    2.88
CDS $100,000 and over                 11,809     608    5.15      9,213      453      4.92       6,204     223    3.59
Other time deposits                   80,793   4,022    4.98     73,050    3,568      4.88      66,973   2,548    3.80
                                     -------  ------    ----    -------   ------     -----      ------  ------    ----
Total interest bearing deposits      131,941   5,699    4.32%    122,270   5,108      4.18%    116,636   3,958    3.39%
                                               -----                       -----                         -----
Noninterest bearing deposits          21,156                      19,859                        19,222
Other liabilities                      1,667                       1,578                           906
Shareholders' equity                  16,967                      16,032                        15,166
                                    --------                    --------                      --------
Total                               $171,731                    $159,739                      $151,930
                                    ========                    ========                     =========
Net interest income                           $7,259                      $6,961                        $6,316
                                              ======                      ======                        ======
Net interest spread                                     3.69%                         3.85%                       3.78%
                                                        =====                         =====                       =====
Net yield on interest earning assets                    4.49%                         4.63%                       4.41%
                                                        =====                         =====                       =====

Ratio of interest earning assets to
  interest bearing liabilities          1.22%                       1.23%                         1.23%
                                        =====                       =====                         =====

The table below shows the effect of volume and rate changes on net interest income for the year-ended December 31, on a pre-tax basis, in thousands of dollars.

                                1996 Compared to 1995                      1995 Compared to 1994
                              --------------------------                ----------------------------
                               Volume     Rate     Net                  Volume      Rate       Net
                              -------     ----     ---                  -------     -----      ---
Federal funds sold          $(175)        $(38)  $(213)                  $251       $  83     $334
Taxable securities            268          218     486                    (34)        446      412
Tax exempt securities         152          (14)    138                     59          (3)      56
Taxable loans                 678          (200)   478                    167         826      993
                              ---          -----   ---                    ---        ----    -----
Total interest income       $ 923         $ (34)  $889                   $443      $1,352   $1,795
Interest bearing demand
  deposits                  $  16         $   0   $ 16                   $ (9)     $   (2)  $  (11)
Savings deposits              (39)            5    (34)                   (89)          0      (89)
CDS $100,000 and over         133            22    155                    131          99      230
Other interest bearing
  deposits                    384            70    454                    247         773    1,020
                             ----         -----   ----                   ----       -----    -----
Total interest expense        494            97    591                    280         870    1,150
                              ---         -----   ----                  -----        ----    -----
Net change in net interest
  income (a)                $ 429         $(131)  $298                   $163        $482     $645
                            =====        ======   ====                   ====        ====     ====


(a) The net change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

OTHER INCOME

Noninterest income continues to improve, although at a slower rate than in previous years, increasing 0.19% in 1996. The Company continues to search for new opportunities for noninterest income. Fee income from traditional checking and savings products is declining and being replaced with fees from ATM, ACH and other automated services. Consequently, service charges on deposit accounts increased only 2.1% while average deposits increased 7.7%. Earnings from the sale of mutual funds and other new services added in the past few years are increasing slowly. These new fees will play an important part in replacing traditional fees. Because the Company has decided, for the time being, to retain 15 year residential mortgages, our fee income for servicing sold loans has declined while interest income will be increased over the life of these loans.

OTHER EXPENSE

Noninterest expense, exclusive of the FDIC assessment paid, increased 3.61%. A change in the FDIC assessment rates reduced this expense from $157 thousand in 1995 to $2 thousand in 1996. Salaries and wages were up 4.15%. Pension and other employee benefits are down 4.32% due to favorable workman's compensation ratings, reduced health care costs and reduced pension expense due to earnings on plan assets. Furniture and equipment expense increased 9.5% due in part to the remodeling of the main office during 1996.

FEDERAL INCOME TAXES

Income tax expense increased 5.9% from December 31, 1995 to 1996 primarily as a result of the increase in pre-tax income. The Company's effective tax rate decreased to 30.1% in 1996 from 30.9% in 1995. There was no significant change in the Company's income tax position from 1995 to 1996.

The effective tax rates for 1996, 1995 and 1994 are shown in the table below:

                                                    1996                1995             1994
                                                    ----                ----             ----
Income before tax ($000)                           $3,723              $3,424           $2,635
Income tax expense                                  1,122               1,059              808
Effective tax rate                                  30.1%               30.9%            30.7%

NET INCOME

Consolidated net income was $2,601,000 for 1996, compared to $2,365,000 for 1995. Return on consolidated average assets for 1996 was 1.51%, compared to 1.48% in 1995. Return on average shareholders' equity was 15.33% in 1996 compared to 14.75% in 1995. Earnings per share for 1996, 1995, and 1994 were $2.79, $2.54, and $1.96. Increases were due mostly to increases in net interest income as other income and other expenses experienced very little change. This is explained in more detail elsewhere in this report.

ITEM 7 - FINANCIAL STATEMENTS

The financial statements, notes to financial statements, and independent auditor's reports for the years ended December 31, 1996 and 1995, listed below are incorporated by reference in this report from the corresponding portions set forth in pages 9 to 23 of the Company's annual report to shareholders for the year ended December 31, 1996. With the exception of the portions of the Company's annual report to shareholders for the year ended December 31, 1996 specifically incorporated herein by reference, such report shall not be deemed filed as part of this annual report on Form 10-KSB.

      Consolidated Balance Sheets - December 31, 1996 and 1995
      Consolidated Statements of Income - for each of the three years ended December 31, 1996
      Consolidated Statements of Shareholders' Equity - for each of the three years in the period ended December 31, 1996
      Consolidated Statements of Cash Flows - for each of the three years in the period ended December 31, 1996
      Notes to the Consolidated Financial Statements
      Report of Independent Auditors
      Financial Highlights

The consolidated financial statements for the year ended December 31, 1996 incorporated by reference herein, have been prepared in accordance with GAAP. All necessary accruals and adjustments have been made which in the opinion of management are necessary in order to make the financial statements not misleading.

                                        FINANCIAL HIGHLIGHTS

IN THOUSANDS OF DOLLARS, WHERE APPLICABLE           1996        1995         1994

OPERATING STATISTICS
Interest income                                   $ 12,958    $ 12,069     $ 10,274
Interest expense                                     5,699       5,108        3,958
Net interest income                                  7,259       6,961        6,316
Income before income taxes                           3,723       3,424        2,635
Net income                                           2,601       2,365        1,827
Earnings per share                                    2.79        2.54         1.96
Return on average assets (ROA)                        1.51%       1.48%        1.20%
Return on average shareholders' equity (ROE)         15.33%      14.75%       12.04%

BALANCE SHEET STATISTICS
Securities                                          61,250      58,831       55,549
Loans                                               96,741      88,147       83,705
Deposits                                           153,868     148,149      136,000
Total assets                                       173,085     166,560      152,962

CAPITAL STATISTICS
Shareholders' equity                                17,053      16,251       15,302
Book value per share                                 18.32       17.46        16.44
Cash dividend per share                               1.88        1.70         1.25
Dividend payout ratio                                67.09%      66.92%       63.65%
Average equity to average total assets                9.88%      10.04%        9.98%

CREDIT QUALITY
Net charge-offs to gross loans                        0.05%       0.05%        0.06%
Nonperforming assets to gross loans                   0.14        0.09         0.35
Allowance for loan losses to gross loans              1.41        1.48         1.49
Allowance for loan losses to nonperforming assets    10.39X      16.33X        4.29X

Per share data has been restated to reflect the 1996 stock split.

PRICE RANGE FOR COMMON STOCK

The following table shows the high and low selling prices of known transactions in common stock of the Company for each quarter of 1996 and 1995. The Company had 603 shareholders as of December 31, 1996. The prices and dividends per share have been restated to reflect the 1996 stock split.

                              1996                                  1995
                                         CASH                                    CASH
                    MARKET PRICE       DIVIDENDS            MARKET PRICE      DIVIDENDS
      QUARTER       HIGH     LOW       DECLARED             HIGH     LOW      DECLARED

        1st         $28.50   $26.50    $0.325               $27.50   $26.50   $0.275
        2nd          30.00    28.50     0.350                27.50    26.25    0.275
        3rd          32.00    32.00     0.350                26.00    25.75    0.325
        4th          32.00    32.00     0.850                26.00    25.00    0.825


                         CONSOLIDATED BALANCE SHEETS


                                                                             DECEMBER 31,
ASSETS  In thousands of dollars except per share data                   1996             1995
  Cash and due from banks                                                 $  6,054         $  7,340
  Federal funds sold                                                         4,050            7,950
                                                                          --------         ---------

  TOTAL CASH AND CASH EQUIVALENTS                                           10,104           15,290
  Securities available for sale                                              8,165           12,001
  Securities held to maturity
    (market value $53,416 in 1996 and $47,144 in 1995)                      53,085           46,830
                                                                          --------         ---------
  TOTAL SECURITIES                                                          61,250           58,831
  LOANS                                                                     96,741           88,147
  Less allowance for loan losses                                             1,361            1,305
                                                                          --------         ---------
  LOANS, NET                                                                95,380           86,842
                                                                          --------         ---------
  Premises and equipment, net                                                2,679            1,945
  Accrued interest receivable and other assets                               3,672            3,652
                                                                          --------         ---------
  TOTAL ASSETS                                                            $173,085         $166,560
                                                                          ========         ========

LIABILITIES
  DEPOSITS
    Non-interest bearing                                                  $ 22,419         $ 20,778
    Interest bearing                                                       131,449          127,371
                                                                          --------         ---------
  TOTAL DEPOSITS                                                           153,868          148,149
  Accrued interest payable and other liabilities                             2,164            2,160
                                                                          --------         ---------
  TOTAL LIABILITIES                                                        156,032          150,309
                                                                          --------         --------

  SHAREHOLDERS' EQUITY
    Common stock -- $2.50 par value; 1,000,000 shares authorized;
     930,772 shares issued and outstanding in 1996 and 1995                  2,327            2,327
    Additional paid-in capital                                               4,979            4,979
    Retained earnings                                                        9,749            8,893

    Unrealized gain (loss) on securities available for sale,
     net of tax of ($1) in 1996 and $27 in 1995                                 (2)              52
                                                                          --------         ---------


TOTAL SHAREHOLDERS' EQUITY                                                  17,053           16,251
                                                                          --------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $173,085         $166,560
                                                                          ========         ========



See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEARS ENDED DECEMBER 31,
INTEREST INCOME:    In thousands of dollars except per share data    1996       1995       1994

  Loans, including fees                                              $ 8,934    $ 8,456    $ 7,463
  Securities:
     Taxable                                                           3,349      2,864      2,451
     Tax-exempt                                                          402        264        208
  Federal funds sold                                                     273        485        152
                                                                     -------    -------    -------

     TOTAL INTEREST INCOME                                            12,958     12,069     10,274

  INTEREST ON DEPOSITS                                                 5,699      5,108      3,958
                                                                     -------    -------    -------

  Net Interest Income                                                  7,259      6,961      6,316
  Provision for loan losses                                              100        100         36
                                                                     -------    -------    -------
  NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                   7,159      6,861      6,280
                                                                     -------    -------    -------
OTHER INCOME
  Service charges on deposit accounts                                    628        615        593
  Loan sales and servicing fees                                          140        182        180
  Other service charges, collections and exchanges                        83         88         95
  Other operating income                                                 187        151        135
                                                                     -------    -------    -------
  TOTAL OTHER INCOME                                                   1,038      1,036      1,003
                                                                     -------    -------    -------
OTHER EXPENSES
  Salaries and wages                                                   2,032      1,951      1,882
  Pension and other employee benefits                                    686        717        745
  Net occupancy expense of bank premises                                 219        216        208
  FDIC insurance premiums                                                  2        157        299
  Furniture and equipment                                                323        295        317
  Printing and Supplies                                                  147        140        136
  Other operating expenses                                             1,065        997      1,061
                                                                     -------    -------    -------

  TOTAL OTHER EXPENSES                                                 4,474      4,473      4,648
                                                                     -------    -------    -------

INCOME BEFORE INCOME TAXES                                             3,723      3,424      2,635
  Income tax expense                                                   1,122      1,059        808
                                                                     -------    -------    -------
NET INCOME                                                             2,601    $ 2,365    $ 1,827
                                                                     =======    =======    =======

EARNINGS PER SHARE                                                   $  2.79    $  2.54    $  1.96
                                                                     =======    =======    =======


         See accompanying notes to consolidated financial statements.

                            CONSOLIDATED STATEMENTS
                            OF SHAREHOLDERS' EQUITY


                                                                                          UNREALIZED
                                                                                        GAIN (LOSS) ON
                                                                ADDITIONAL                 SECURITIES         TOTAL
                                                COMMON          PAID IN      RETAINED      AVAILABLE      SHAREHOLDERS'
                                                STOCK           CAPITAL      EARNINGS     FOR SALE, NET       EQUITY
In thousands of dollars except per share data

BALANCE -- JANUARY 1, 1994                      $2,327          $4,979       $ 7,447         $   0          $14,753

Adoption of SFAS No. 115, net                                                                   (2)              (2)
Net income                                                                     1,827                          1,827
Cash dividends - $1.25 per share (Note 1)                                     (1,163)                        (1,163)
Net change in unrealized gain (loss)
  on securities available for sale, net                                                       (113)            (113)
                                               -------          ------        -------        -----          -------

BALANCE -- DECEMBER 31, 1994                     2,327           4,979          8,111         (115)          15,302

Net income                                                                      2,365                         2,365
Cash dividends - $1.70 per share (Note 1)                                       (1,583)                       (1,583)
Net change in unrealized gain (loss)
 on securities available for sale, net                                                         167              167
                                               -------          ------        -------        -----          -------

BALANCE -- DECEMBER 31, 1995                     2,327           4,979          8,893           52           16,251

Net income                                                                      2,601                         2,601
Cash dividends - $1.875 per share (Note 1)                                      (1,745)                       (1,745)
Net change in unrealized gain (loss)
 on securities available for sale, net                                                         (54)             (54)
                                               -------          ------        -------        -----          -------

BALANCE -- DECEMBER 31, 1996                    $2,327          $4,979        $ 9,749         $ (2)         $17,053
                                               =======          ======        =======        =====          =======




See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      YEARS ENDED DECEMBER 31,
In thousands of dollars                                            1996         1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  2,601     $  2,365     $  1,827
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
FROM OPERATING ACTIVITIES:
  Depreciation                                                         267          230          248
  Accretion and amortization of investment securities (net)            312          722        1,317
  Provision for loan losses                                            100          100           36
  Loans originated for sale                                         (3,710)      (5,361)      (7,506)
  Proceeds from sales of loans originated for sale                   3,727        5,396        7,565
  Gain on sales of loans                                               (17)         (35)         (59)
  (Increase) decrease in other assets                                   15         (121)        (250)
  Increase (decrease) in other liabilities                             (26)         200         (124)
                                                                  --------     --------     --------
TOTAL ADJUSTMENTS                                                      668        1,131        1,227
                                                                  --------     --------     --------
NET CASH FROM OPERATING ACTIVITIES                                   3,269        3,496        3,054
                                                                  --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available for sale          5,780
  Purchase of securities available for sale                         (2,029)      (1,978)
  Proceeds from maturities of securities held to maturity           31,853       27,054       28,655
  Purchase of securities held to maturity                          (38,417)     (28,829)     (34,339)
  Net (increase) decrease in portfolio loans                        (8,638)      (4,483)       1,956
  Premises and equipment expenditures                               (1,001)        (135)         (70)
                                                                  --------     --------     --------
NET CASH FROM INVESTING ACTIVITIES                                 (12,452)      (8,371)      (3,798)
                                                                  --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                           5,719       12,149        2,633
  Dividends paid                                                    (1,722)      (1,282)      (1,000)
                                                                  --------     --------     --------
NET CASH FROM FINANCING ACTIVITIES                                   3,997       10,867        1,633
                                                                  --------     --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             (5,186)       5,992          889
                                                                  --------     --------     --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      15,290        9,298        8,409
                                                                  --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 10,104     $ 15,290     $  9,298
                                                                  ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                      $  5,693     $  5,028     $  4,033
    Income taxes                                                  $  1,056     $  1,050     $  5,944


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
   Upon adoption of SFAS No. 115 at January 1, 1994, the Company transferred $5,119 from investment securities to securities available for sale and transferred $46,237 from investment securities to investment securities held to maturity.

   In November 1995, the Financial Accounting Standards Board ("FASB") issued its Special Report, "A Guide to Implementation of SFAS No. 115 on
   Accounting for Certain Investments in Debt and Equity Securities" ("Guide"). As permitted by the Guide, the Company made a one-time reassessment and transferred securities from the held to maturity portfolio to the available for sale portfolio. At the date of transfer, these securities had an amortized cost of $4,941 and fair value of $4,978.

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of CNB Corporation (the Company) and its wholly owned subsidiary, Citizens National Bank (the Bank), conform to generally accepted accounting principles and to general practice within the banking industry. The following describes the significant accounting and reporting policies which are employed in the preparation of the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS AND CONCENTRATIONS OF CREDIT RISK: The Corporation is a one-bank holding company which conducts no direct business activities. All business activities are performed by the Bank.

The Bank provides a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in its service area. It maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Bank offers a variety of deposit vehicles, including checking, savings, money market, individual retirement accounts and certificates of deposit.

The principal markets for the Bank's financial services are the Michigan communities in which the Bank is located and the area immediately surrounding these communities. The Bank serves these markets through nine offices located in Cheboygan, Presque Isle, and Emmet Counties in Northern Lower Michigan.

USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from these estimates.

Areas involving the use of management's estimates and assumptions include the allowance for loan losses, fair values of certain securities and other financial instruments, the determination and carrying value of impaired loans, the carrying value of loans held for sale, the carrying value of other real estate, the determination of other-than-temporary reductions in the fair value of securities, recognition and measurement of loss contingencies, and depreciation of premises and equipment. Estimates that are more susceptible to change in the near term include the fair value of financial instruments and the allowance for loan losses.

CASH FLOW REPORTING: Cash and cash equivalents are defined as cash and due from banks and federal funds sold. Net cash flows are reported for customer loan and deposit transactions and short term borrowings with a maturity of 90 days or less.

SECURITIES: Securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are classified as trading when held for short term periods in anticipation of market gains, and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary.

Gains and losses on sales are determined using the specific identification method. Interest and dividend income, adjusted by amortization of purchase premiums and discounts, is included in earnings.

LOANS HELD FOR SALE: Loans held for sale are reported at the lower of cost or market value in the aggregate. Net unrealized losses are recorded in a valuation allowance by charges to income.

LOANS:  Loans are reported at the principal balance outstanding, net of
deferred loan fees and costs.   Interest income is reported on the interest
method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days, unless the loan is both well secured and in the process of collection. Payments received on such loans are reported as principal reductions.

ALLOWANCE FOR LOAN LOSSES: Because some loans may not be repaid in full, an allowance for loan losses is recorded. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-off that occurs. A problem loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for
Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."

Under SFAS No. 114 and No. 118, a loan is considered to be impaired when it is probable that the Corporation will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses may be allocated to impaired loans. The effect of adopting these standards was included in the provision for loan losses for 1995, and was not considered material.

Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial conditions indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and non-performing and past-due asset disclosures.

SERVICING RIGHTS: Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." Prior to adopting SFAS No. 122, servicing right assets were recorded only for purchased rights to service mortgage loans. Subsequent to adopting this standard, servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. The effect of adopting this standard was not material to the consolidated financial statements.

Excess servicing receivables are reported when a loan sale results in servicing in excess of normal amounts, and is expensed over the life of the servicing on the interest method.

PREMISES AND EQUIPMENT: Asset cost is reported net of accumulated depreciation. Depreciation expense is calculated on the straight-line method over asset useful lives. These assets are reviewed for impairment under SFAS No. 121 when events indicate the carrying amount may not be recoverable.

OTHER REAL ESTATE: Real estate acquired in settlement of loans is initially reported at estimated fair value at acquisition. When the real estate is acquired, any excess of the related loan balance over the estimated fair value is charged to the allowance for loan losses. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expense.

EMPLOYEE BENEFITS: A defined benefit pension plan covers substantially all employees, with benefits based on years of service and compensation prior to retirement. Contributions to the plan are based on the maximum amount deductible for income tax purposes. A benefit plan with 401(k) features covers substantially all employees. The plan allows participants compensation deferrals, with up to 2% of such deferrals matched at 100% and the next 2% of such deferrals matched at 50%.

Expense of the defined benefit plan is reported by spreading the expected contributions to the plan less long-term earnings on plan assets over the employee's service period. Expense of the defined contribution plan is based on the annual contributions. Expense for employee compensation under stock option plans is based on APB Opinion 25, with expense preported only if options are granted below market prices at grant date. Proforma disclosures of net income and earnings per share are provided as if the fair value method of SFAS No. 123 were used for stock-based compensation.

INCOME TAXES: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

STOCK SPLITS AND DIVIDENDS: In May 1996 shareholders of the Company approved an Amendment to the Articles of Incorporation to decrease the par value from $5.00 to $2.50 per share and to increase the authorized shares from 500,000 to 1,000,000. In addition, a two-for-one stock split was declared in 1996. Stock splits are recorded by adjusting par value. Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional shares are paid in cash for all stock dividends. Cash dividends per share are based on the number of shares outstanding at the date of declaration, retroactively adjusted for stock dividends and splits.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair value of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on-and-off balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

EARNINGS AND DIVIDENDS PER SHARE - Earnings per share of common stock is based on weighted-average outstanding shares during the year plus dilutive common stock equivalents using the average stock price. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. Diluted earnings per share is calculated assuming any conversions occurred at the start of the year and uses ending market price, if more dilutive. The number of shares used to calculate net income per share has been adjusted for all stock dividends and was 930,772 for 1996, 1995 and 1994.

RECLASSIFICATION - Some items in prior financial statements have been reclassified to conform with the current presentation.

NOTE 2 - SECURITIES

The amortized cost and fair values of securities (in thousands) at year end, were as follows:

                                                 GROSS        GROSS
                                    AMORTIZED  UNREALIZED   UNREALIZED     FAIR
AVAILABLE FOR SALE                     COST      GAINS       LOSSES       VALUE
  DECEMBER 31, 1996
    U.S. Government and agency       $ 7,988    $    7        $   10       $ 7,985
    Other                                180                                   180
                                     -------    ------        ------       -------
    TOTALS                           $ 8,168    $    7        $   10       $ 8,165
                                     =======    ======        ======       =======
  DECEMBER 31, 1995
    U.S. Government and agency       $11,448    $   86        $   11       $11,523
    State and municipal                  295         3                         298
    Other                                180                                   180
                                     -------    ------        ------       -------
    TOTALS                           $11,923    $   89        $   11       $12,001
                                     =======    ======        ======       =======

 HELD TO MATURITY
  DECEMBER 31, 1996
    U.S. Government and agency       $42,013    $  271        $   75       $42,209
    State and municipal               11,072       142             7        11,207
                                     -------    ------        ------       -------
    TOTALS                           $53,085    $  413        $   82       $53,416
                                     =======    ======        ======       =======
  DECEMBER 31, 1995
    U.S. Government and agency       $34,307    $  270        $   18       $34,559
    State and municipal               12,523        74            12        12,585
                                     -------    ------        ------       -------
    TOTALS                           $46,830    $  344        $   30       $47,144
                                     =======    ======        ======       =======


There were no sales of securities during 1996 or 1995.

Contractual maturities of debt securities (in thousands) at year-end 1996 were as follows. Expected maturities may differ from contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   AVAILABLE FOR SALE          HELD TO MATURITY
                                   AMORTIZED     FAIR        AMORTIZED      FAIR
                                       COST     VALUE           COST       VALUE

    Due in one year or less          $ 4,178    $4,178        $18,369      $18,499
    Due from one to five years         3,990     3,987         31,136       31,242
    Due from five to ten years                                  1,474        1,481
    Due after ten years                                         2,106        2,194
                                     -------    ------        -------      -------
    TOTALS                           $ 8,168    $8,165        $53,085      $53,416
                                     =======    ======        =======      =======

Securities with a carrying value of $1,000,000 were pledged at December 31, 1996, to secure public deposits and for other purposes.

Except as indicated below, total securities of any state (including its political subdivisions) were less than 10% of shareholders' equity. At year end 1996 and 1995, the amortized cost of securities (in thousands) issued by the state of Michigan and all of its political subdivisions totaled $5,279 and $9,236 with an estimated fair value of $5,329 and $9,362. At year end 1996, the amortized cost of securities (in thousands) issued by the state of Illinois and all of its political subdivisions totaled $3,153 with an estimated fair value of $3,209.

NOTE 3 - LOANS
Year-end loans (in thousands) were as follows:

                                                1996                 1995

Residential real estate loans                 $56,699              $46,689
Commercial real estate loans                   21,331               21,487
Consumer loans                                  9,239                9,395
Commercial loans                                9,632               10,765
Net deferred fees and costs                      (160)                (189)
                                              -------              -------
                                               96,741               88,147
Allowance for loan losses                      (1,361)              (1,305)
                                              -------              -------
                                              $95,380              $86,842
                                              =======              =======

Activity in the allowance for loan losses (in thousands) is summarized as follows:

                                                1996                 1995

Beginning balance                             $ 1,305              $ 1,246
Provision for loan losses                         100                  100
Charge-offs                                       (63)                 (69)
Recoveries                                         19                   28
                                              -------              -------
Ending Balance                                $ 1,361              $ 1,305
                                              =======              =======


The Company had no impaired loans for 1996 and 1995. There were no loans held for sale at year-end 1996 and 1995.

NOTE 4 - LOAN SERVICING
Mortgages loans serviced for others are not reported as assets. These loans totaled $22,770,530 and $23,579,532 at year-end 1996 and 1995. Related escrow deposit balances were $34,770 and $5,312.


NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment (in thousands) were as follows.

                                                1996                 1995

Real estate and buildings                     $ 3,215              $ 2,626
Furniture and fixtures                          2,724                2,340
                                              -------              -------
   Total cost                                   5,939                4,966
Less accumulated depreciation                  (3,260)              (3,021)
                                              -------              -------
                                              $ 2,679              $ 1,945
                                              =======              =======

Depreciation expense amounted to $266,794, $229,273 and $248,171 in 1996, 1995 and 1994, respectively.

NOTE 6 - DEPOSITS
Time deposit accounts individually exceeding $100,000 total $9,731,726 and $10,680,565 at year-end 1996 and 1995.

At year-end 1996, stated maturities of time deposits with a remaining term greater than one year (in thousands) were:


                       1997                       $40,199
                       1998                        10,557
                       1999                         2,618
                       2000                         2,737
                       2001                         1,402
                                                  -------
                       Total                      $57,513
                                                  =======

NOTE 7 - EMPLOYEE BENEFITS

DEFINED BENEFIT RETIREMENT PLAN

The Company has a defined benefit, noncontributory pension plan which provides retirement benefits for essentially all employees. The following sets forth the plan's funded status and amounts recognized (in thousands) in the financial statements:

                                                1996                 1995

Present values using actuarial assumptions
  Accumulated benefit
  obligation, substantially vested            $ 1,626              $ 1,573
                                              =======              =======
Projected benefit obligation
  using compensation service
  rendered to date                             (2,453)              (2,354)
Plan assets at fair value                       2,489                2,352
                                              -------              -------
  Funded status                                    36                   (2)
Unrecognized transition
  obligation                                     (136)                (147)
Unrecognized prior
  service cost                                    (46)                 (49)
Unrecognized net loss                             288                  302
                                              -------              -------
Net pension asset                             $   142              $   104
                                              =======              =======

Net pension expense and related year-end assumptions consist of the following:

                                        1996            1995             1994
Service cost-benefits
   earned                              $ 106           $ 100            $ 109
Interest cost on benefit
   obligation                            184             173              167
Actual return on
   plan assets                          (191)           (158)            (169)
Net amortization
   and deferral                           (4)                              (3)
                                       -----           -----            -----
Pension expense                        $  95           $ 115            $ 104
                                       =====           =====            =====
Weighted average
   discount rate                       8.00%           8.00%            7.50%
Rate of increase in
   future compensation                 5.00%           5.00%            5.00%
Expected long term return
   on plan assets                      8.00%           8.00%            8.00%


Plan assets are administered by Empire National Bank as trustee of the plan. Plan assets are invested in diversified mutual funds issued by the Frank Russell Investment Company.

DEFERRED COMPENSATION PLAN

The Company has adopted a deferred compensation plan to provide retirement benefits to the directors, at their option, in lieu of annual directors' fees. The present value of future benefits are accrued annually over the period of active service of each participant. The expense for the plan was $144,712, $151,015 and $166,740 in 1996, 1995 and 1994 respectively.

The Company has also purchased insurance on the lives of participating directors with the Company as the owner and beneficiary of the policies.

401(K) PLAN

The Company has a 401(k) savings and retirement plan covering substantially all employees. Under the plan, employees may defer up to 20% of their compensation. During 1996, 1995 and 1994, the Board of Directors elected to contribute a matching contribution equal to 100% of the first 2% and 50% of the next 2% of the employee's deferred compensation. Employee contributions and the Company's matching percentages are vested immediately. The Company's matching percentages are determined annually by the Board of Directors and resulted in total contributions of $56,143, $54,246 and $52,945 in 1996, 1995 and 1994 respectively.

STOCK OPTION PLAN

The shareholders approved an incentive stock option plan in May, 1996 and authorized 50,000 options for future grant. Under this plan, options may be issued at market prices to employees. During 1996, 12,500 options were granted at an exercise price of $32.00 per share. The right to exercise the options vests over a one-year period and the options have a term of 10 years. Accordingly, at December 31, 1996, 37,500 options were available for future grant and none of the shares granted in 1996 were exercisable at December 31, 1996.


SFAS No. 123, which became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. Accordingly, compensation cost actually recognized for stock options was $0 for 1996.

The fair value of options granted during 1996 is estimated using the following weighted-average information: risk-free interest rate of 6.5%, expected life of 5 years, expected volatility of stock price of .054% and expected dividends of 5.75% per year.

        Net income as reported                       $2,601
        Pro forma net income                         $2,597

        Earnings per share as reported               $ 2.79
        Pro forma earnings per share                 $ 2.79


In future years, the pro forma effect of not applying this standard is expected to increase as additional options are granted.

NOTE 8 - INCOME TAXES

Income tax expense consists of:


                               1996          1995          1994
Current                       $1,166        $1,017         $895
Deferred                         (44)           42          (87)
                              ------        ------         ----
                              $1,122        $1,059         $808
                              ======        ======         ====

Year-end deferred tax assets and liabilities consist of:

                                            1996            1995
Deferred tax assets:
Allowance for loan losses                 $  315          $  296
  Deferred loan fees                          35              55
  Other real estate                           37              37
  Excess servicing fees                       22              39
    Other                                      2               1
                                          ------          ------
Total deferred tax assets                    411             428
                                          ------          ------
Deferred tax liabilities:
  Pension                                 $   22          $    9
  Unrealized appreciation of
    securities available for sale              0              27
  Fixed assets                                35              38
  Accretion                                   53              37
                                          ------          ------
Total deferred tax liabilities               110             111
                                          ------          ------
Net deferred tax asset                    $  301          $  317
                                          ======          ======

The effective tax rate differs from the statutory federal income tax rate as follows:


                                1996          1995          1994
Statutory rate applied to
 income before taxes          $1,266        $1,164          $896
Add (deduct)
 Tax-exempt interest
   income                       (139)         (102)          (99)
 Other                            (5)           (3)           11
                              ------        ------          ----
                              $1,122        $1,059          $808
                              ======        ======          ====

NOTE 9 - RELATED PARTIES

Related parties include executive officers, directors and significant shareholders, and their affiliates. Loans to such related parties over $60,000 at year-end 1996 (in thousands) were as follows:

     Balance outstanding, December 31, 1995         $   980
     New loans and rewrites                           8,163
     Payments and payoffs                            (7,676)
     Other                                              (90)
                                                    -------
     Balance outstanding, December 31, 1996         $ 1,377
                                                    =======

Related party deposits totaled $932,933 and $819,283 at year-end 1996 and 1995.

NOTE 10 - COMMITMENTS, OFF-BALANCE-SHEET RISK, AND CONTINGENCIES

There are various contingent liabilities that are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

At year end 1996 and 1995, reserves of $1,060,000 and $1,001,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Some financial instruments are used in the normal course of business to meet the financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to a varying degree, credit and interest-rate risk in excess of the amount reported in the financial statements.

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. The same credit policies are used for commitments and conditional obligations as are used for loans.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments does not necessarily represent future cash requirements. Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party.

A summary of the notional or contractual amounts in thousands of financial instruments with off-balance-sheet risk at year-end follows:

                                                         1996           1995
    Commitments to extend credit                      $14,736        $10,603
    Standby letters of credit                              29             29

Substantially all of these commitments are at variable or uncommitted rates.

NOTE 11- FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and variable rate loans or deposits that reprice frequently and fully. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis or underlying collateral values, where applicable. The fair value of off-balance-sheet items approximates cost and are not considered significant to this presentation.

The estimated year-end values of financial instruments (in thousands)  were:

                                   1996                        1995
                          CARRYING        FAIR          CARRYING        FAIR
                           AMOUNT         VALUE          AMOUNT         VALUE
Financial assets:
 Cash and cash
   equivalents            $10,104        $10,104         $15,290       $15,290
 Securities
   available
   for sale                 8,165          8,165          12,001        12,001

 Securities held
   to maturity             53,085         53,416          46,830        47,144
 Loans, net                95,380         95,541          86,842        86,941
                         --------       --------        --------      --------
                         $166,734       $167,226        $160,963      $161,376
                         ========       ========        ========      ========

Financial liabilities:
 Demand and
   savings
   deposits              $107,129       $107,129        $100,989      $100,989
 Time deposits             46,739         46,930          47,160        47,407
                         --------       --------        --------      --------
                         $153,868       $154,059        $148,149      $148,396
                         ========       ========        ========      ========

NOTE 12 - REGULATORY MATTERS

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                               CAPITAL TO RISK-
                               WEIGHTED ASSETS            TIER 1 CAPITAL
                             TOTAL        TIER 1         TO AVERAGE ASSETS
Well capitalized...........  10%            6%                5%
Adequately capitalized.....   8%            4%                4%
Undercapitalized...........   6%            3%                3%

At year end, consolidated and Bank actual capital levels (in millions) and minimum required levels were:

                                                                                                      MINIMUM REQUIRED
                                                                                                         TO BE WELL
                                                                              MINIMUM                   (ADEQUATELY)
                                                                              REQUIRED                  CAPITALIZED
                                                                            FOR CAPITAL                UNDER PROMPT
                                                                             ADEQUACY                   CORRECTIVE
                                                   ACTUAL                    PURPOSES               ACTION REGULATIONS
                                              ----------------            ---------------           ------------------
1996                                           AMT       RATIO             AMT      RATIO             AMT      RATIO
Total capital to risk weighted assets........ $18.2      19.6%            $7.4      8.00%            $9.2      10.00%
Tier I capital to risk weighted assets.......  17.1      18.3%             3.7      4.00%             5.6       6.00%
Tier I capital to average assets.............  17.1       9.9%             6.9      4.00%             8.6       5.00%

1995
Total capital to risk weighted assets........ $17.3      20.1%            $6.9      8.00%            $8.1      10.00%
Tier I capital to risk weighted assets.......  16.2      18.9%             3.4      4.00%             4.9       6.00%
Tier I capital to average assets.............  16.2      10.1%             6.4      4.00%             7.9       5.00%


The Company and Bank were categorized as well capitalized at year-end 1996.


NOTE 13 - PARENT COMPANY CONDENSED
FINANCIAL STATEMENTS

The Company's primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1996, $2,306,901 of retained earnings were available for dividend declaration without prior regulatory approval.

Following are condensed parent company financial statements (in thousands of dollars).

CONDENSED BALANCE SHEETS
December 31, 1996 and 1995

                                              1996                  1995
Assets:
Cash.....................................   $    11               $     9
Investment in subsidiary.................    17,047                16,241
Other assets.............................       798                   768
                                            -------               -------
Total assets.............................   $17,856               $17,018
                                            =======               =======



                                         1996               1995
LIABILITIES AND
    SHAREHOLDERS' EQUITY:
Dividend payable                      $   791            $   768
Other liabilities                          12
Shareholders' equity                   17,053             16,250
                                      -------            -------
Total liabilities and
  shareholders' equity                $17,856            $17,018
                                      =======            =======

CONDENSED STATEMENTS OF INCOME
Years ended December 31, 1996, 1995 and 1994

                                       1996       1995      1994
Dividends from subsidiary            $1,764     $1,590    $1,176
Operating expense                        35         19        14
                                     ------     ------    ------

Income before income tax
 and equity in undistributed
 income of subsidiary                 1,729      1,571     1,162
Income tax benefit                       12          7         5
Equity in undistributed
 income of subsidiary                   860        787       660
                                     ------     ------    ------
Net income                           $2,601     $2,365    $1,827
                                     ======     ======    ======

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 1996, 1995 and 1994

                                       1996       1995      1994
Cash flow from
 operating activities:
 Net income                         $ 2,601    $ 2,365   $ 1,827
 Equity in undistributed net
   income of subsidiary                (860)      (787)     (660)
 Change in other assets                 (30)      (300)     (162)
 Change in other liabilities             13          2        (1)
                                    -------    -------   -------
Net cash from
 operating activities                 1,724      1,280     1,004

Cash flow from
 financing activities:
 Dividends paid                      (1,722)    (1,282)   (1,000)
                                    -------    -------   -------
Net cash from
 financing activities                (1,722)    (1,282)   (1,000)

Net change in cash and
 cash equivalents                         2         (2)        4
 Cash at beginning of year                9         11         7
                                    -------    -------   -------
 Cash at end of year                $    11    $     9   $    11
                                    =======    =======   =======

NOTE 14 -IMPACT OF NEW  ACCOUNTING STANDARD

Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. This pronouncement is effective for some transactions in 1997 and others in 1998. While the effect on the financial statements has not yet been determined, it is not anticipated to have a material impact on the Company's financial position or results of operation in 1997.

                          INDEPENDENT AUDITOR'S REPORT


                             [CROWE CHIZEK LOGO]


Board of Directors and Shareholders
CNB Corporation
Cheboygan, Michigan


We have audited the accompanying consolidated balance sheets of CNB Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                             Crowe, Chizek and Company LLP

                                             Crowe, Chizek and Company LLP

Grand Rapids, Michigan
January 17, 1997

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed its independent public accounting firm since its inception in 1985.


                                  PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item is included under the caption "Information About Director Nominees" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 1997, which is hereby incorporated by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Compensation of Executive Officers" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 1997, which is hereby incorporated by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption "Ownership of Common Stock" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 1997, which is hereby incorporated by reference.

ITEM 12 - CERTAIN RELATION SHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Indebtedness of and Transactions with Management" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 1997, which is hereby incorporated by reference.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K.

Number    Exhibit

3(I) Articles of Incorporation. Previously filed as an exhibit to the registrant's Form 10-SB filed April 26, 1996.

3(ii)     By-laws.   Previously filed as an exhibit to the registrant's Form
          10-SB filed April 26, 1996.

(11) Statement regarding computation of per share earnings. This information is disclosed in Note 1 to the Company's Annual Financial Statements for the year ending December 31, 1996 and is incorporated herein by reference.

(13) Annual Report. The following financial statements, notes to financial statements, and independent auditor's reports of the Company and its subsidiary are filed as part of this report:

          Independent Auditor's Report
          Consolidated Balance Sheets - December 31, 1996 and 1995 Consolidated Statements of Income for each of the three years ended December 31, 1996
          Consolidated Statements of Shareholders' Equity for each of the three years in the period ended

          December 31, 1996
          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996
          Notes to Consolidated Financial Statements
          Financial Highlights

(21) Subsidiaries of the Registrant. Previously filed as an exhibit to the registrant's Form 10-SB filed April 26, 1996.

(27)      Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CNB CORPORATION


Date - March 27, 1997                    Date - March 27, 1997


________________________                 ________________________
/s/ Robert E. Churchill                    /s/ Jean K. Hunt
President and Chief Executive Officer    Vice President/Chief Financial Officer


In accordance with the Exchange Act, this report has been sighed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



___________________________________      March 27, 1997
/s/ Robert E. Churchill, Director


___________________________________      March 27, 1997
/s/ Kathleen M. Darrow, Director


___________________________________      March 27, 1997
/s/ Thomas J. Ellenberger, Director


___________________________________      March 27, 1997
/s/ Thomas J. Fisher, Director


___________________________________      March 27, 1997
/s/ John L. Ormsbee, Director


___________________________________      March 27, 1997
/s/ John P. Ward, Director

___________________________________      March 27, 1997
/s/ Vincent J. Hillesheim

                                EXHIBIT INDEX




                                                                        SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER               DESCRIPTION                                             PAGE
------               -----------                                        ------------
27      --      Financial Data Schedule
