Form 10QSB
period 1997-03-31
CNB CORP /MI/
filed 1997-05-15
CIK 779125

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-QSB

             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                           Commission File # 0-28388

                                CNB Corporation
       (Exact name of small business issuer as specified in its charter)

           MICHIGAN                                      38-2662386
       (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

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

       As of March 31, 1997, there were outstanding 930,772 shares of the issuer's common stock, $2.50 par value.



                                     INDEX

ITEM NO.                            DESCRIPTION                             PAGE NO.
-------------------------------------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)                            2
        (a)  Consolidated Balance Sheets                                         3
        (b)  Consolidated Statements of Income                                   4
        (c)  Consolidated Statements of Changes in Shareholders' Equity          5
        (d)  Consolidated Statements of Cash Flows                               6
        (e)  Notes to Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation
        Financial Condition                                                      8
        Liquidity and Funds Management                                           9
        Results of Operations                                                   11


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                       13
Item 2. Changes in Securities                                                   13
Item 3. Defaults Upon Senior Securities                                         13
Item 4. Submission of Matters to a Vote of Security Holders                     14
Item 5. Other Information                                                       14
Item 6. Exhibits and Reports on Form 8-K                                        14

        Signatures                                                              15

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS,  MARCH 31, 1997

(a)  CONSOLIDATED BALANCE SHEET (UNAUDITED)
-------------------------------------------------------------------------------

                                                                      March 31         December 31      March 31
                                                                       1997              1996             1996
In thousands of dollars
====================================================================================================================================
ASSETS
Cash and demand balances in other banks                                $  5,481         $  6,054           $  5,340
Federal funds sold                                                        4,900            4,050              2,750
------------------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                          10,381           10,104              8,090

Securities available for sale                                             8,186            8,165             10,455
Securities held to maturity (fair value of
  $50,047 and $53,416 and $52,821 respectively)                          49,981           53,085             52,325
------------------------------------------------------------------------------------------------------------------------------------
Total securities                                                         58,167           61,250             62,780

Total loans                                                              98,588           96,741             91,055
Less: allowance for loan losses                                          (1,394)          (1,361)            (1,332)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         97,194           95,380             89,723
Premises and equipment, net                                               2,615            2,679              1,942
Accrued interest receivable and other assets                              3,838            3,672              3,753
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $172,195         $173,085           $166,288
====================================================================================================================================


LIABILITIES
Deposits
    Noninterest bearing                                                $ 19,112         $ 22,419           $ 16,801
    Interest bearing                                                    133,966          131,449            131,299
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                          153,078          153,868            148,100

Accrued interest payable and other liabilities                            1,763            2,164              1,689
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       154,841          156,032            149,789

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value;  1,000,000 shares
    authorized; 465,386 shares issued and outstanding                     2,327            2,327              2,327
Capital surplus                                                           4,979            4,979              4,979
Retained earnings                                                        10,063            9,749              9,194
Unrealized gain (loss) on securities available for sale,
    net of tax of ($8) and ($1), and $0 respectively                        (15)              (2)                (1)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                               17,354           17,053             16,499
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $172,195         $173,085           $166,288
====================================================================================================================================


See Notes to consolidated financial statements.

(b) CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                 Three months ended
                                                                                      March 31,
In thousands of dollars                                                               1997        1996
====================================================================================================================================
INTEREST INCOME
Interest and fees on loans                                                             $2,248         $2,164
Interest on securities
    Taxable                                                                               793            779
    Tax exempt                                                                             98            101
Interest on federal funds sold                                                             65            111
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                   3,204          3,155

INTEREST ON DEPOSITS                                                                    1,409          1,405
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                     1,795          1,750
Provision for loan losses                                                                  25             25
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                     1,770          1,725

OTHER INCOME
Service charges on deposit accounts                                                       150            151
Other service charges                                                                       9             17
Other income                                                                               97             68
------------------------------------------------------------------------------------------------------------------------------------
Total other income                                                                        256            236

OTHER EXPENSE
Salaries and employee benefits                                                            694            687
Occupancy and equipment expense                                                            61             58
Supplies and Printing                                                                      44             36
Furniture & equipment expense                                                              76             79
Other expense                                                                             235            241
------------------------------------------------------------------------------------------------------------------------------------
Total other expense                                                                     1,110          1,101
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAX                                                          916            860
Federal income tax                                                                        276            256
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                             $  640         $  604
====================================================================================================================================
Net income per share of common stock                                                   $ 0.69         $ 0.65
Cash dividends declared per share of common stock                                      $ 0.35         $ 0.33

Return on average assets (annualized)                                                    1.49%          1.45%
Return on average equity (annualized)                                                   14.78%         14.63%




All per share statistics have been retroactively adjusted to reflect the 2 for 1 stock split of May 31, 1996. See Notes to consolidated financial statements.

(c) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          Common         Capital       Retained
In thousands of dollars                                                    Stock         Surplus       Earnings    (a)     Total
====================================================================================================================================
Balance, December 31, 1995                                                 $ 2,327        $4,979        $8,893      $52     $16,251
Net income, 1996                                                                                         2,601                2,601
Cash dividends declared, $1.875 per share                                                               (1,745)              (1,745)
Net change in unrealized gain (loss)
    on securities available for sale                                                                                (54)        (54)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                                   2,327         4,979         9,749       (2)     17,053

Net income YTD 1997                                                                                        640                  640
Cash dividends declared, $0.35 per share                                                                  (326)                (326)
Net change in unrealized gain (loss)
    on securities available for sale                                                                                (13)        (13)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                                    $ 2,327        $4,979       $10,063     ($15)    $17,354
====================================================================================================================================


(a) Unrealized Gain (Loss) on Securities Available for Sale





All per share statistics have been retroactively adjusted to reflect the 2 for 1 stock split of May 31, 1996. See Notes to consolidated financial statements.

(d) YEAR TO DATE CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   Three months ended March 31,
------------------------------------------------------------------------------------------------------------------------------------
In thousands of dollars                                                                                  1997          1996
====================================================================================================================================
Cash flows from operating activities
------------------------------------
Net income                                                                                               $640          $604
------------------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash from operating activities
-------------------------------------------------------------------------
Depreciation                                                                                               65            69
Amortization and accretion of investment securities (net)                                                  45           316
Provision for loan losses                                                                                  25            25
Loans originated for sale                                                                              (1,028)       (1,459)
Proceeds from sales of loans                                                                            1,030         1,463
Gain on sales of loans                                                                                     (2)           (4)
Increase in other assets                                                                                 (166)          (65)
Increase (decrease) in other liabilities                                                                   71           (15)
------------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                                          40           330
------------------------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                                        680           934
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
------------------------------------
Proceeds from maturities of securities available for sale                                               1,000         3,485
Proceeds from maturities of securities held to maturity                                                 4,305         9,769
Purchase of securities available for sale                                                              (1,038)       (2,029)
Purchase of securities held to maturity                                                                (1,250)      (15,569)
Net increase in loans                                                                                  (1,837)       (2,907)
Property and equipment expenditures                                                                        (1)          (66)
------------------------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                                      1,179        (7,317)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
------------------------------------
Net change in deposits                                                                                   (790)          (49)
Dividends paid                                                                                           (792)         (768)
------------------------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                                     (1,582)         (817)
------------------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                                   277        (7,200)
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at beginning of year                                                         10,104        15,290
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                          $  10,381        $8,090
====================================================================================================================================

Cash paid during the period for
-------------------------------
Interest                                                                                            $   1,405        $1,397
Income taxes                                                                                        $     507        $  512
====================================================================================================================================

See Notes to consolidated financial statements.

(e) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of CNB Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 Q-SB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's filing with the Securities and Exchange Commission on Form 10-KSB as of December 31, 1996.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at March 31, 1997 are shown below in thousands of dollars.

                                                                   -----------------------------------------------------------------
                                                                                         Gross             Gross
                                                                          Amortized    Unrealized      Unrealized    Fair
                                                                            Cost          Gain             Loss      Value
                                                                   -----------------------------------------------------------------
Securities Available for Sale
-----------------------------
U.S. Treasury and agency securities                                        $6,991      $    6           $   31          6,966
Tax-exempt obligations of states and political
    subdivisions                                                            1,038           2                -          1,040
Other                                                                         180           -                -            180
                                                                   -----------------------------------------------------------------
    Total                                                                  $8,209          $8           $    31        $8,186
                                                                   =================================================================
Securities Held to Maturity
U.S. Treasury and agency securities                                       $38,519        $100           $   122       $38,497
Tax-exempt obligations of states and
    political subdivisions                                                 11,462         105                17        11,550
Other securities                                                                -           -                 -             -
                                                                   -----------------------------------------------------------------
    Total                                                                 $49,981        $205           $   139       $50,047
                                                                   =================================================================

The amortized cost and fair value of securities by contractual maturity at March 31, 1997 are shown below, in thousands of dollars.

                                                                   -----------------------------------------------------------------
                                                                             Available for Sale               Held to Maturity
                                                                   -----------------------------------------------------------------
                                                                         Amortized         Fair              Amortized      Fair
                                                                           Cost            Value                Cost        Value
                                                                   -----------------------------------------------------------------
Due in one year or less                                                   $4,168           $4,159              $18,751       $18,801
Due after one year through five years                                      4,041            4,027               29,766        29,788
Due after five years through ten years                                         -                -                1,014         1,011
Due after ten years                                                            -                -                  450           447
                                                                   -----------------------------------------------------------------
    Total                                                                 $8,209           $8,186              $49,981       $50,047
                                                                   =================================================================

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities for the periods ending March 31, 1997 and 1996.

Securities carried at $1,000,000 as of March 31, 1997 were pledged to secure deposits of public funds and for other purposes as required by law.


The Company had no security holdings the value of which individually exceeds ten percent of stockholders' equity at March 31, 1997, other than those issued by the U.S. Government, its agencies and other political subdivisions.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 1997 and 1996 follows:


                                                         1997        1996
                                                        -------------------
Balance at beginning of period                           $1,361      $1,306
Loans charged off                                            (1)         (3)
Recoveries credited to allowance                              9           4
Provision charged to operations                              25          25
                                                        --------------------
Balance at end of period                                 $1,394      $1,332
                                                        ====================

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS No. 114") at January 1, 1995. Under this standard, the carrying value of loans considered to be impaired is reduced to the present value of expected future cash flows or to the fair value of the collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as bad debt expense. There was no increase in the allowance for loan losses due to the adoption of SFAS No. 114 at January 1, 1995.

The Company had no impaired loans during 1996, nor during the first quarter of 1997.

NOTE 4 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS
The following table shows the commitments to make loans and the unused lines of credit, in thousands of dollars, available to Bank customers at March 31, 1997.

Commitments to extend credit                       $15,889
Standby letters of credit                               29
                                                   -------
                                                   $15,918
                                                   =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the three month period ending March 31, 1997.

FINANCIAL CONDITION

SECURITIES
Investment balances decreased $3.1 million during the first quarter as available funds were used to fund seasonal loan demand. Securities available-for-sale represent 14.07% of the portfolio. Since the Bank maintains a short term securities portfolio, not many securities are needed in the available-for-sale portfolio to meet anticipated liquidity needs. The Asset/Liability Committee has decided to purchase longer term securities in an attempt to increase the overall investment yield. As the amount of securities maturing on a regular monthly basis decreases, liquidity will be maintained by adding to the available-for-sale portfolio.

LOANS
Total loans increased $1.8 million during the first quarter. An increase of $1.6 million for the quarter in commercial loans and commercial mortgages is typical for this time of year as businesses prepare for the summer season. Residential mortgages increased for the quarter by $920 thousand as the Bank continues to retain, rather than sell on the secondary market, residential mortgages of 15 years or less. This pattern is expected to continue throughout the year. As the yield on these loans is greater than the yield available on the types of securities that the Bank typically invests in, this increase in mortgages will help to increase the Bank's net interest margin.

The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 1997 and December 31, 1996, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at March 31, 1997 indicates that the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 12.58% of total loans.

                                                             March 31, 1997                       December 31, 1996
Portfolio loans:                                        Balance         % of total           Balance                % of total
                                                        -------         ----------          --------                ----------

        Residential real estate                          $57,619         58.44%             $56,699                  58.61%
        Commercial real estate                            18,786         19.06%              18,110                  18.72%
        Construction                                       2,556          2.59%               3,221                   3.33%
        Consumer loans                                     9,233          9.37%               9,239                   9.55%
        Commercial loans                                  10,555         10.71%               9,632                   9.96%
        Net deferred fees and costs                         (161)        -0.16%                (160)                 -0.17%
                                                         ------------------------------------------------------------------
                                                         $98,588        100.00%             $96,741                 100.00%
                                                         ==================================================================


CREDIT QUALITY
The Company continues to maintain a high level of asset quality as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans. The Bank performs ongoing review of all large credits in an attempt to detect any deterioration in quality. Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above); and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below.


                                                                       3/31/97                   12/31/96
                                                                       ----------------------------------

           Nonaccrual loans                                             $  44                     $  70
           Loans past due 90 days or more                                 144                        72
           Troubled debt restructurings                                     -                         -
                                                                        -------------------------------
              Total nonperforming loans                                 $ 188                     $ 142
                                                                        ===============================
           Percent of total loans                                        0.19%                     0.15%
                                                                        ===============================

DEPOSITS

Typically the Bank's deposit activity is slow in the first quarter of the year as many seasonal businesses in the area are closed. Deposits at March 31, 1997 were down by $790 thousand as compared to December 31, 1996 but up $5.0 million from one year ago. The decline of $5.2 million in demand deposits and NOW accounts is typical during the first quarter of the year. Municipal money market deposits increased $4.5 million during the same period due to the tax collection season. Management anticipates that deposit growth during the balance of 1997 will continue to be steady with part of this growth coming through increased market share.

LIQUIDITY AND FUNDS MANAGEMENT

LIQUIDITY
Loan growth continued steady during the first quarter of 1997. Typically, March deposit balances represent a near low for the year. The Bank maintains a steady schedule of investment securities maturing each month to meet the anticipated decline in deposits through spring when deposits are again expected to increase. The security portfolio continues to have short maturities, adding to available liquidity.

The loan to deposit ratio was 64.40% at March 31, 1997, an increase from 61.47% one year ago. Management would like to see this trend continue. The change in the mix from investments to loans will help to increase net interest income over time.

Funds Management
The following chart shows the Bank's interest rate sensitivity as of March 31, 1997 in thousands of dollars.


                                                         UP TO         4 TO 12        1 TO 5        OVER
                                                       3 MONTHS        MONTHS         YEARS       5 YEARS
                                                      ---------------------------------------------------
Federal funds sold                                     $   4,900
Taxable investment securities                              5,473        17,027      $  27,346
Non-taxable investment securities                          2,565           727          3,485    $  1,544
Loans                                                     31,019        33,606         26,629       7,334
                                                       --------------------------------------------------
    Total rate sensitive assets                           43,957        51,360         57,460       8,878

Interest bearing demand deposits                           1,329         3,591          8,379
Savings                                                    5,907         5,317         12,405
Money market savings                                      19,263         5,940         13,862
Other time deposits                                       14,635        24,238         19,100
                                                       --------------------------------------------------
    Total rate sensitive liabilities                   $  41,134       $39,086        $53,746
                                                       --------------------------------------------------

Gap                                                    $   2,823       $12,274        $ 3,714      $8,878
                                                       --------------------------------------------------
Cumulative gap                                         $   2,823       $15,097        $18,811     $27,689
                                                       ==================================================

Cumulative ratio                                          106.86%       118.82%
                                                       ========================

The asset and liability portfolios are managed to ensure adequate liquidity and to control interest rate risk exposure. Management seeks to minimize the risk of a reduction in net interest income that could result from fluctuations in market interest rates. This process is carried out through regular meetings of executive and senior management representing various areas of the Company including finance, lending, investment and deposit gathering areas.

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at March 31, 1997 and December 31, 1996. Dollars are shown in millions.

                                                                                                      Minimum Required
                                                                                                         To Be Well
                                                                                                        (Adequately)
                                                                          Minimum Required            Capitalized Under
                                                                        For Capital Adequacy          Prompt Corrective
                                                  Actual                     Purposes                 Action Regulations
                                            ---------------------------------------------------------------------------------------
March 31, 1997                                Amt            Ratio         Amt          Ratio            Amt          Ratio
                                            ---------------------------------------------------------------------------------------
Total capital to risk weighted assets          $  18.5        19.6%         $  7.6       8.0%             $9.5         10.00%
Tier I capital to risk weighted assets            17.3        18.3%            3.8       4.0%              5.7           6.0%
Tier I capital to average assets                  17.3        10.1%            6.9       4.0%              8.6           5.0%

December 31, 1996
Total capital to risk weighted assets          $  18.2        19.6%         $  7.4       8.0%             $9.2          10.0%
Tier I capital to risk weighted assets            17.1        18.3%            3.7       4.0%              5.6           6.0%
Tier I capital to average assets                  17.1         9.9%            6.9       4.0%              8.6           5.0%

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income continued to increase during the first quarter of 1997 due to the increase in interest earning assets and despite a slight decrease in the net interest spread compared to the first quarter of 1996. The Bank continues to experience pressure for lower interest rates on loan products and higher interest rates on deposit products as competition increases. The net spread at March 31, 1997 was 3.69% compared to 3.70% at March 31, 1996.

The table below shows the year to date daily average Consolidated Balance Sheet, revenue on earning assets (on a pre-tax basis), or expense of interest bearing liabilities, and the annualized effective rate or yield for the period ending March 31,1997 and 1996.

        YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                           in thousands of dollars

                                             THREE MONTHS ENDED 3/31/97                  THREE MONTHS ENDED 3/31/96
                                         ------------------------------------------------------------------------------------------
                                             AVERAGE              YIELD/                 AVERAGE                 YIELD/
                                             BALANCE   INTEREST   RATE                   BALANCE    INTEREST     RATE
                                         ------------------------------------------------------------------------------------------
ASSETS
Interest earning assets
Federal funds sold                            5,026      65        5.17%                  8,161       111         5.44%
Taxable securities                           51,210     793        6.19%                 52,260       779         5.96%
Tax exempt securities                         8,135      98        4.82%                  8,562       101         4.72%
Loans                                        97,488   2,248        9.22%                 88,718     2,164         9.76%
       Total int. earning assets         ------------------------------------------------------------------------------------------
                                            161,859  $3,204        7.92%                157,701    $3,155         8.00%
                                         ------------------------------------------------------------------------------------------
Cash and due from banks                       5,347                                       4,841
Premises and equipment, net                   2,647                                       1,929
Other assets                                  2,381                                       2,198
                                         ----------                                    --------
TOTAL ASSETS                               $172,234                                    $166,669
                                         ==========                                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
Interest bearing demand
        deposits                            $13,898     $82        2.36%                $14,077    $   84         2.39%
Savings deposits                             23,788     169        2.84%                 25,302       181         2.86%
CDs $100,000 and over                        11,124     137        4.93%                 12,011       155         5.16%
Other time deposits                          84,583   1,021        4.83%                 79,251       985         4.97%
                                         ------------------------------------------------------------------------------------------
       Total int bearing deposits           133,393   1,409        4.23%                130,641     1,405         4.30%
                                         ------------------------------------------------------------------------------------------
Noninterest bearing deposits                 19,893                                      17,913
Other liabilities                             1,623                                       1,598
Shareholders' equity                         17,325                                      16,517
                                         ----------                                    --------
TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY               $172,234                                    $166,669
                                         ==========                                    ========

Net interest income                                  $1,795                                        $1,750
                                                     ======                                        ======
Net spread                                                         3.69%                                          3.70%
                                                                   =====                                          =====

Net yield on interest earning assets                               4.44%                                          4.44%
                                                                   =====                                          =====

Ratio of interest earning assets to
       interest bearing liabilities            1.21                                        1.21
                                         ==========                                    ========



The table below shows the effect of volume and rate changes on net interest income for the three months ended March 31, on a pre-tax basis, in thousands of dollars.

                                                  1997 Compared to 1996                           1996 Compared to 1995
                                              --------------------------------------------------------------------------------------
                                               Volume     Rate        Net                      Volume     Rate        Net
                                              --------------------------------------------------------------------------------------
Federal funds sold                              (42)       (5)         (47)                     48         (37)        11
Taxable securities                              (78)       92           14                      41          82        123
Tax exempt securities                           (14)       12           (2)                     69         (23)        46
Loans                                           663      (579)          84                     111          60        171
                                              --------------------------------------------------------------------------------------
       Total interest income                   $529     $(480)         $49                    $269         $82       $351
                                              --------------------------------------------------------------------------------------


Interest bearing demand
        deposits                                $(1)      $(1)         $(2)                     $6         $(2)      $  4
Savings deposits                                (11)       (1)         (12)                    (24)         10        (14)
CDs $100,000 and over                           (11)       (7)         (18)                     59          18         77
Other interest bearing deposits                 184      (148)          36                     110          75        185
                                              --------------------------------------------------------------------------------------
        Total interest expense                 $161     $(157)          $4                    $151        $101       $252
                                              --------------------------------------------------------------------------------------

Net change in net interest
  income (a)                                   $368     $(323)         $45                    $118        $(19)      $ 99
                                              ======================================================================================

(a) The net change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

OTHER INCOME
Noninterest income continues to improve with year to date figures up 8.47%. The Bank continues to search for new opportunities for noninterest income to replace a decline in the traditional sources of bank fee income.

OTHER EXPENSES
Most categories of other expense showed minimal change from last year. Total noninterest expenses increased less than one percent for the quarter ended March 31, 1997 compared to the same quarter last year.

FEDERAL INCOME TAX
There was no significant change in the income tax position of the Company during the first quarter of 1997 with the increase corresponding to an increase in pre-tax income.

NET INCOME
Year to date consolidated net income for the first quarter was $640,000 compared to $604,000 for 1996. Improved net interest income, combined with improved noninterest income with a less than 1% increase in noninterest expense have contributed to this improvement. Net income for the quarter is up 6.0% compared to the same period one year ago. Return on consolidated average assets for the quarter was 1.49%, compared to 1.45% for the first quarter of 1996.

ACCOUNTING CHANGES
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This pronouncement revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125, as amended by SFAS No. 127, is effective for some transactions in

1997 and others in 1998. The effect of adopting this standard was not material to the consolidated financial statements of the Company.

In March of 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which revises the accounting requirements for calculating earnings per share. Effective beginning with year-end 1997, basic earnings per share will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has not had significant dilution from stock options, the new calculation methods will not significantly affect future basic earnings per share and diluted earnings per share.


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

None

(b) The Company has filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             CNB Corporation
             May 13, 1997


             /s/ Robert E. Churchill            /s/ Jean K. Hunt
             -----------------------------      ----------------------------
             Robert E. Churchill                Jean K. Hunt
             President and Chief Executive      Treasurer (Chief Accounting
             Officer                            Officer)

                                                     SEQUENTIALLY
EXHIBIT                                                NUMBERED
NUMBER                   DESCRIPTION                     PAGE
------                   -----------                 ------------
 27                      Financial Data Schedule