Form 10QSB
period 1997-06-30
CNB CORP /MI/
filed 1997-08-13
CIK 779125

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                              -----------------

                                  FORM 10-QSB

                 [ x ] QUARTERLY REPORT UNDER SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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
                          Yes  X              No
                              ---                ---

As of July 31, 1997 there were outstanding 977,104 shares of the issuer's common stock, $2.50 par value.

                             CROSS REFERENCE TABLE



ITEM NO.                    DESCRIPTION                                      PAGE NO.
--------                    -----------                                      --------
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Condensed)
          (a)  Consolidated Balance Sheets                                      2
          (b)  Consolidated Statements of Income                                4
          (c)  Consolidated Statements of Changes in Shareholders' Equity       4
          (d)  Consolidated Statements of Cash Flows                            5
          (e)  Notes to Financial Statements                                    6

Item 2. Managements Discussion and Analysis
               Financial Condition                                              8
               Liquidity and Funds Management                                   9
               Results of Operations                                           10


                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                      13
Item 2. Changes in Securities                                                  13
Item 3. Defaults Upon Senior Securities                                        13
Item 4. Submission of Matters to a Vote of Security Holders                    13
Item 5. Other Information                                                      13
Item 6. Exhibits and Reports on Form 8-K                                       13

Signatures                                                                     14


                                     PART I
                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(a)  CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------
                                                                      June 30,    December 31,
                                                                        1997          1996
In thousands of dollars                                              (unaudited)
==============================================================================================
ASSETS
Cash and demand balances in other banks                                   $7,915        $6,054
Federal funds sold                                                         6,500         4,050
----------------------------------------------------------------------------------------------
Total cash and cash equivalents                                           14,415        10,104

Securities available for sale                                             12,415         8,165
Securities held to maturity (fair value of
  $48,985 $53,416 and $52,442 respectively)                               48,795        53,085
----------------------------------------------------------------------------------------------
Total securities                                                          61,210        61,250

Total loans                                                              103,468        96,741
Less: allowance for loan losses                                           (1,415)       (1,361)
----------------------------------------------------------------------------------------------
                                                                         102,053        95,380

Premises and equipment, net                                                2,600         2,679
Accrued interest receivable and other assets                               4,045         3,672
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $184,323      $173,085
==============================================================================================


LIABILITIES
Deposits
    Noninterest bearing                                                  $23,259       $22,419
    Interest bearing                                                     141,395       131,449
----------------------------------------------------------------------------------------------
Total deposits                                                           164,654       153,868

Accrued interest payable and other liabilities                             1,961         2,164
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        166,615       156,032

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value;  1,000,000 shares authorized;
    977,104 shares issued and outstanding                                  2,443         2,327
Capital surplus                                                            6,578         4,979
Retained earnings                                                          8,661         9,749
Unrealized gain (loss) on securities available for sale,
    net of tax of $14, ($1) and ($18) respectively                            26            (2)
----------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                17,708        17,053
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $184,323      $173,085
==============================================================================================

(a) All per share statistics have been retroactively adjusted to reflect the 5% stock dividend of June 25, 1997.
See Notes to consolidated financial statements.

(b) CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                       Three months ended                Six months ended
                                                          June 30,                            June 30,
In thousands of dollars                                  1997       1996                  1997       1996
===========================================================================================================
INTEREST INCOME
Interest and fees on loans                             $  2,384   $  2,219              $  4,632   $  4,383
Interest on securities
    Taxable                                                 779        832                 1,572      1,606
    Tax exempt                                               86         98                   184        199
Interest on federal funds sold                              123         49                   188        165
-----------------------------------------------------------------------------------------------------------
Total interest income                                     3,372      3,198                 6,576      6,353

INTEREST ON DEPOSITS                                      1,495      1,407                 2,904      2,812
NET INTEREST INCOME                                       1,877      1,791                 3,672      3,541
Provision for loan losses                                    25         25                    50         50
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                             1,852      1,766                 3,622      3,491

OTHER INCOME
Service charges on deposit accounts                         175        164                   325        314
Other service charges                                        22         18                    30         49
Other income                                                 95         83                   193        138
-----------------------------------------------------------------------------------------------------------
Total other income                                          292        265                   548        501

OTHER EXPENSE
Salaries and employee benefits                              700        671                 1,394      1,286
Occupancy and equipment expense                              63         48                   124        106
Federal deposit insurance premiums                            5         -                      9          1
Furniture & equipment expense                                79         82                   155        161
Supplies and printing expense                                44         34                    88         70
Other expense                                               300        275                   530        587
-----------------------------------------------------------------------------------------------------------
Total other expense                                       1,191      1,110                 2,300      2,211
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  953        921                 1,870      1,781
Income tax expense                                          292        280                   568        536
-----------------------------------------------------------------------------------------------------------
NET INCOME                                             $    661   $    641              $  1,302   $  1,245
===========================================================================================================
Net income per share of common stock (a)               $   0.68   $   0.66              $   1.33   $   1.27
Cash dividends  declared per share of
  common stock (a)                                     $  0.350   $  0.333              $  0.683   $  0.643
Return on average assets (annualized)                      1.48%      1.51%                 1.49%      1.50%
Return on average equity (annualized)                     14.95%     15.27%                14.89%     15.28%


(a) All per share statistics have been retroactively adjusted to reflect the 5% stock dividend of June 25, 1997.
See Notes to consolidated financial statements.

(c) STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

---------------------------------------------------------------------------------------------------------
                                                          Common   Capital    Retained
In thousands of dollars                                    Stock   Surplus    Earnings  (a)       Total
=========================================================================================================
Balance, January 1, 1996                               $  2,327   $  4,979   $  8,893   $  52   $  16,251
Net income, 1996                                                                2,601               2,601
Cash dividends declared, $1.79 per share                                       (1,745)             (1,745)
Net change in unrealized gain (loss)
    on securities available for sale                                                      (54)        (54)
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                2,327      4,979      9,749      (2)  $  17,053

Net Income YTD 1997                                                             1,302               1,302
5% stock dividend, declared                                 116       1599     (1,715)                 -
Cash dividends declared, $0.684 per share (b)                                    (668)               (668)
Cash paid for fractional shares                                                    (7)                 (7)
Net change in unrealized gain (loss)
    on securities available for sale                                                       28          28
---------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                 $  2,443   $  6,578   $  8,661   $  26   $  17,708
=========================================================================================================

(a) Unrealized gain (loss) on securities available for sale.
(b) All per share statistics have been retroactively adjusted to reflect the 5% stock dividend of June 25, 1997.
See Notes to consolidated financial statements.

(d) YEAR TO DATE CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       Six months ended June 30,
---------------------------------------------------------------------------------------------------------------------------------
In thousands of dollars                                                                                         1997      1996
=================================================================================================================================
Cash flows from operating activities
Net Income                                                                                                   $  1,302    $  1,245
---------------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash from operating activities
Depreciation                                                                                                      134         120
Accretion/amortization on securities, net                                                                          71         407
Provision for loan losses                                                                                          50          50
Loans originated for sale                                                                                      (2,040)       (320)
Proceeds from sales of loans originated for sale                                                                2,042         328
Gain on sales of loans                                                                                             (2)         (8)
(Increase) decrease in other assets                                                                              (372)       (456)
Increase (decrease) in other liabilities                                                                          252         117
---------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                                                 135         238
---------------------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                                              1,437       1,483
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Proceeds from maturities of securities available for sale                                                       2,000       3,485
Purchase of securities available for sale                                                                      (6,202)     (3,049)
Proceeds from maturities of securities held to maturity                                                        11,942      20,540
Purchase of securities held to maturity                                                                        (7,728)    (25,677)
Net increase in portfolio loans                                                                                (6,745)     (6,870)
Premises and equipment expenditures                                                                               (56)       (133)
---------------------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                                             (6,789)    (11,704)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Net change in deposits                                                                                         10,786       5,395
Dividends paid                                                                                                 (1,116)     (1,070)
Cash paid with fractional shares                                                                                   (7)         -
---------------------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                                              9,663       4,325
---------------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                                         4,311      (5,896)
---------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at beginning of year                                                                 10,104      15,290
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                                   $ 14,415     $ 9,394
=================================================================================================================================

Cash Paid During the Period for
Interest                                                                                                     $  2,527     $ 2,819
Income taxes                                                                                                 $    680     $   484
=================================================================================================================================


See Notes to consolidated financial statements.

(e) NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of CNB Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B . Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's filing with the Securities and Exchange Commission on Form 10-KSB as of December 31, 1997.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at June 30, 1997 are shown below in thousands of dollars.

                                                              -------------------------------------------------------------
                                                                                   Gross            Gross
                                                               Amortized        Unrealized        Unrealized          Fair
                                                               Cost               Gain              Loss             Value
                                                              -------------------------------------------------------------
Securities Available for Sale
U.S. Treasury and agency securities                           $  10,022              $  17        $  20          10,019
Tax-exempt obligations of states and political
    subdivisions                                                    886                  5           -              891
Other                                                             1,466                 39           -            1,505
                                                              -------------------------------------------------------------
    Total                                                       $12,374              $  61        $  20        $ 12,415
                                                              =============================================================
Securities Held to Maturity
U.S. Treasury and agency securities                             $37,554             $  149        $  59        $ 37,644
Tax-exempt obligations of states and
    political subdivisions                                        5,465                 50            8           5,507
Other securities                                                  5,776                 58           -            5,834
                                                              -------------------------------------------------------------
    Total                                                       $48,795             $  257        $  67        $ 48,985
                                                              =============================================================


The amortized cost and fair value of securities by contractual maturity at June 30, 1997 are shown below, in thousands of dollars.

                                                           ------------------------------------------------------------
                                                           Available for Sale                    Held to Maturity
                                                           ------------------------------------------------------------
                                                              Amortized           Fair          Amortized         Fair
                                                                Cost             Value          Cost             Value
                                                           ------------------------------------------------------------
Due in one year or less                                        $  4,103           $  4,089    $  22,028        $ 22,067
Due after one year through five years                             8,271              8,326       25,609          25,744
Due after five years through ten years                               -                  -         1,158           1,174
Due after ten years                                                  -                  -
                                                           ------------------------------------------------------------
    Total                                                     $  12,374          $  12,415    $  48,795        $ 48,985
                                                           ============================================================

The Company had no security holdings the value of which individually exceeds ten percent of stockholders' equity at June 30, 1997, other than those issued by the U.S. Government, its agencies and other political subdivisions.


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are included with securities available for sale due in one year or less.


There were no sales of securities for the period ending June 30, 1997 and 1996.

Securities carried at $ 992,679 as of June 30, 1997 were pledged to secure deposits of public funds and for other purposes as required by law.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 1997 and 1996 follows:

                                                             1997          1996
                                                             -----------------------
Balance at beginning of period                                $1,361          $1,306
Loans charged off                                                 (9)            (37)
Recoveries credited to allowance                                  13               7
Provision charged to operations                                   50              50
                                                             -----------------------
Balance at end of period                                      $1,415          $1,326
                                                             =======================


The Company had no impaired loans during 1996, nor during the first half of 1997.

NOTE 4 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS

The following table shows the commitments to make loans and the unused lines of credit, in thousands of dollars, available to Bank customers at June 30, 1997.

Commitments to extend credit                 $   14,014
Standby letters of credit                            29
                                             ----------
                                             $   14,043
                                             ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the six month period ending June 30, 1997.

FINANCIAL CONDITION

SECURITIES
Investment securities are classified into held to maturity and available for sale categories. Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. Available for sale securities are those which the Company may decide to sell if needed for liquidity, asset-liability management, tax planning or other reasons. Available for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity net of tax.

LOANS
Loans at June 30, 1997 increased $ 6.73 million compared to December 31, 1996 and increased $ 4.88 million for the calendar quarter. An increase of $ 2.3 million for the period in commercial loans and commercial mortgages is typical for this time of year as businesses prepare for the summer season. Residential mortgages increased for the period by $ 2.98 million as the Bank continues to retain, rather than sell on the secondary market, residential mortgages of 15 years or less. This pattern is expected to continue throughout the year. As the yield on these loans is greater than the yield available on the types of securities that the Bank typically invests in this increase will help to maintain the Bank's net interest margin.

The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 1997 and December 31, 1996, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at June 30, 1997 indicates that the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 12.31% of total loans.


                                                         June 30, 1997                  December 31, 1996
Portfolio loans:                                     Balance     % of total          Balance       % of total
                                                     -------     ----------        ----------      ----------
    Residential real estate                          $    59,681      57.69%       $   56,699      58.61%
    Commercial real estate                                18,648      18.02%           18,110      18.72%
    Construction                                           3,861       3.73%            3,221       3.33%
    Consumer loans                                        10,069       9.73%            9,239       9.55%
    Commercial loans                                      11,362      10.98%            9,632       9.96%
    Net deferred fees and costs                             (153)     -0.15%             (160)     -0.17%
                                                     ----------------------------------------------------
                                                     $   103,468     100.00%       $   96,741     100.00%
                                                     ====================================================

CREDIT QUALITY
The Company continues to maintain a high level of asset quality as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans. The Bank performs an ongoing review of all large credits in an attempt to detect any deterioration in quality. Nonperforming loans are comprised of
(1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above); and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below.

                                                                                            6/30/97        12/31/96
                                                                                           ------------------------
     Nonaccrual loans                                                                      $   37         $    70
     Loans past due 90 days or more                                                            12              61
     Troubled debt restructurings                                                              -               -
                                                                                           ----------------------
         Total nonperforming loans                                                         $   49         $   131
                                                                                           ======================
     Percent of total loans                                                                  0.05%           0.14%
                                                                                           ======================

DEPOSITS

Deposits at June 30, 1997 increased $ 10.8 million as compared to December 31, 1996 and up $ 11.6 million for the calendar quarter. Management anticipates continued deposit growth for the balance of the year.


LIQUIDITY AND FUNDS MANAGEMENT

LIQUIDITY
Total deposits increased $ 10.79 million or 7.01% compared to December 31, 1996 while loans increased $ 6.73 million or 6.95% for the same period. In order to meet anticipated seasonal needs the bank maintains and monitors an investment security maturity schedule.

The loan to deposit ratio was 62.84% as of June 30, 1997 compared to 62.87% at December 31, 1996. Management continues to emphasize loan growth and would like to see this ratio at a minimum of 65%. This change in the mix from investments to loans will help to increase net interest income over time.

FUNDS MANAGEMENT
The following chart shows the Bank's interest rate sensitivity as of June 30, 1997 in thousands of dollars.

                                                                       up to             4 to 12         1 to 5     over
                                                                      3 months           months           years   5 years
                                                                     ----------------------------------------------------
Federal funds sold                                                   $    6,500
Taxable investment securities                                             8,406           17,178      $  28,554       717
Non-taxable investment securities                                            80            1,245          3,951  $  1,079
Loans                                                                    35,599           31,843         28,104     7,922
                                                                     ----------------------------------------------------
    Total rate sensitive assets                                          50,585           50,266         60,609     9,718
                                                                     ----------------------------------------------------

Interest bearing demand deposits                                          1,329            3,589          8,372
Savings                                                                   5,892            5,302         12,372
Money market savings                                                     19,072            6,130         14,305
Other time deposits                                                      22,974           23,382         18,676
                                                                     ------------------------------------------
    Total rate sensitive liabilities                                 $   49,267       $   38,403      $  53,725
                                                                     ------------------------------------------

Gap                                                                  $    1,318       $   11,863      $   6,884  $  9,718
                                                                     ----------------------------------------------------

Cumulative gap                           $  1,318               $  13,181        $  20,065       $  29,783
                                         =================================================================
Cumulative ratio                           102.68%                 115.03%
                                         =================================

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

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at June 30, 1997 and December 31, 1996. Dollars are shown in millions.

                                                                                               Minimum Required
                                                                                                  To Be Well
                                                                         Minimum Required      Capitalized Under
                                                                        For Capital Adequacy    Prompt Corrective
                                                         Actual             Purposes            Action Regulations
                                                 ----------------------------------------------------------------
June 30, 1997                                        Amt       Ratio      Amt         Ratio       Amt       Ratio
                                                 ----------------------------------------------------------------
Total capital to risk weighted assets            $  18.9      19.0%       $8.0        8.0%       $  10.0    10.00%
Tier I capital to risk weighted assets              17.7      17.7%        4.0        4.0%           6.0      6.0%
Tier I capital to average assets                    17.7       9.9%        7.1        4.0%           8.9      5.0%

December 31, 1996
Total capital to risk weighted assets              $18.2      19.6%       $7.4        8.0%       $   9.2     10.0%
Tier I capital to risk weighted assets              17.1      18.3%        3.7        4.0%           5.6      6.0%
Tier I capital to average assets                    17.1       9.9%        6.9        4.0%           8.6      5.0%

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income continued to increase during the first half of 1997 due to the increase in interest earning assets and despite a slight decrease in the net interest spread compared to the first half of 1996. The net spread at June 30, 1997 was 3.70% compared to 3.72% at June 30, 1996.

The table below shows the year to date daily average Consolidated Balance Sheet, revenue on earning assets (on a pre-tax basis), or expense of interest bearing liabilities, and the annualized effective rate or yield for the period ending June 30,1997 and 1996.

         YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                            in thousands of dollars

                                 Six months ended 6/30/97                                       Six months ended 6/30/96
                      --------------------------------------------                   ----------------------------------------------
                      Average                              Yield/                    Average                                 Yield/
                      Balance             Interest          Rate                     Balance                  Interest        Rate
                      -------------------------------------------------------------------------------------------------------------



ASSETS
Interest earning assets
Federal funds sold                                                        7,015       188 5.36%        5,653        165 5.84%
Taxable securities                                                       50,887     1,572 6.18%       54,266      1,606 5.92%
Tax exempt securities                                                     7,625       184 4.83%        8,236        199 4.83%
Loans                                                                    99,105     4,632 9.35%       90,525      4,383 9.68%
                                                                     -------------------------------------------------------
     Total int. earning assets                                          164,632   $ 6,576 7.99%      158,680   $  6,353 8.01%
                                                                     -------------------------------------------------------
Cash and due from banks                                                   5,442                        5,113
Premises and equipment, net                                               2,635                        1,947
Other assets                                                              2,460                        2,414
                                                                     ----------                   ----------
TOTAL ASSETS                                                         $  175,169                   $  168,154
                                                                     ==========                   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
Interest bearing demand
    deposits                                                         $   13,575   $   161 2.37%   $   13,807   $    165 2.39%
Savings deposits                                                         23,463       334 2.85%       25,239        362 2.87%
CDs $100,000 and over                                                    12,760       327 5.13%       11,823        303 5.13%
Other time deposits                                                      85,718     2,082 4.86%       80,094      1,982 4.95%
                                                                     -------------------------------------------------------
    Total int bearing deposits                                          135,516     2,904 4.29%      130,963      2,812 4.29%
                                                                     -------------------------------------------------------
Noninterest bearing deposits                                             20,503                       18,925
Other liabilities                                                         1,658                        1,612
Shareholders' equity                                                     17,492                       16,654
                                                                     ----------                   ----------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                           $  175,169                   $  168,154
                                                                     ==========                   ==========
Net interest income                                                               $ 3,672                       $ 3,541
                                                                                  =======                       =======
Net spread                                                                                3.70%                         3.72%
                                                                                          ====                          ====
Net yield on interest earning assets                                                      4.46%                         4.46%
                                                                                          ====                          ====
Ratio of interest earning assets to
      interest bearing liabilities                                         1.21                         1.21
                                                                     ==========                   ==========



The table below shows the effect of volume and rate changes on net interest income for the six months ended June 30, on a pre-tax basis, in thousands of dollars.

                                                             1997 Compared to 1996            1996 Compared to 1995
                                                             -------------------------      -------------------------
                                                              Volume    Rate   Net          Volume     Rate    Net
                                                             --------------------------------------------------------
Federal funds sold                                                38     (15)     23         (37)      (14)      (51)
Taxable securities                                              (104)     70     (34)        133       139       272
Tax exempt securities                                            (15)     -      (15)        105       (13)       92
Loans                                                            408    (159)    249         255       (16)      239
                                                              ------------------------------------------------------
     Total interest income                                    $  327   ($104) $  223      $  456       $96    $  552
                                                              ------------------------------------------------------
Interest bearing demand
      deposits                                                $   (3)   $ (1) $   (4)     $    7       $-     $    7

Savings deposits                             (25)    (2)     (27)    (23)      2      (21)
CDs $100,000 and over                         24     -        24      84     (14)      70
Other interest bearing deposits              138    (39)      99     616    (270)     346
                                          -----------------------------------------------
      Total interest expense              $  134  $ (42)   $  92    $684   ($282)  $  402
                                          -----------------------------------------------
Net change in net interest
  income (a)                              $  193  $ (62)   $ 131   ($228)   $378   $  150
                                          ===============================================

(a) The net change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

OTHER INCOME
Noninterest income continues to improve with year to date figures up 9.38%, while income increased 10.19% for the quarter ended June 30, 1997 compared to the same period last year. The Bank continues to search for new opportunities for noninterest income to replace a decline in the traditional sources of bank fee income.

OTHER EXPENSES
Other expenses as of June 30, 1997 increased $ 89 thousand or 4.03% compared to the same period last year. For the quarter ended June 30, 1997 other expenses increased $ 81 thousand or 7.30% compared to the same time period last year. There were slight increases in salaries, occupancy, FDIC premiums, supplies and other expenses while furniture and equipment expense decreased.

FEDERAL INCOME TAX
There was no significant change in the income tax position of the Company during the first half of 1997 with the increase corresponding to an increase in pre-tax income.

NET INCOME
Year to date consolidated net income for the first half was $ 1,302,017 compared to $ 1,245,062 for 1996. For the quarter ended June 30, 1997 net income increased $ 20 thousand or 3.12% for the same time period last year.
The increase in earnings was a result of loan growth and an overall improvement in net interest income. Return on average assets for six months ended June 30, 1997 was 1.49% compared to 1.50% from last year. The quarter end return on average assets was 1.48% compared to 1.51% for the same period last year. The return on average equity was 14.89 % compared to 15.28% for the six month period ended June 30, 1997 and the quarter ended return on average equity was 14.95% compared to 15.27% for the same period last year.

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

None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Following the shareholders meeting, the Board of Directors declared a 5% stock dividend to shareholders of record as of May 20, 1997. This increased the number of shares outstanding from 930,772 to 977,104. All per share statistics have been adjusted to reflect this stock dividend.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-B):

None

(b) The Company has filed no reports on Form 8-K during the quarter ended June 30, 1997.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB Corporation
DATE


/s/ Robert E. Churchill                        /s/ John P. Ward
-----------------------                        ---------------------------
Robert E. Churchill                            John P. Ward
President and Chief Executive Officer          Secretary/Treasurer (Chief
                                               Accounting  Officer)

                              INDEX TO EXHIBITS

EXHIBIT NO.                                         DESCRIPTION
-----------                                         ------------------------
   27                                                Financial Data Schedule