Form 10QSB
period 1997-09-30
CNB CORP /MI/
filed 1997-11-13
CIK 779125

                    U.S. Securities and Exchange Commission
                           Washington, D.C. 20549
                         --------------------------


                                  Form 10-QSB

                 [ x ] QUARTERLY REPORT UNDER SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                          Yes   X             No
                              -----              ----

As of October 31, 1997 there were outstanding 977,289 shares of the issuer's common stock, $2.50 par value.

                             CROSS REFERENCE TABLE


ITEM NO.                          DESCRIPTION                                     PAGE NO.
------------------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
            (a)  Consolidated Balance Sheets                                         2
            (b)  Consolidated Statements of Income                                   3
            (c)  Consolidated Statements of Changes in Shareholders' Equity          4
            (d)  Consolidated Statements of Cash Flows                               5
            (e)  Notes to Financial Statements                                       6

Item 2.   Managements Discussion and Analysis
                 Financial Condition                                                 7
                 Liquidity and Funds Management                                      8
                 Results of Operations                                               9


                            PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                         11
Item 2.   Changes in Securities                                                     12
Item 3.   Defaults Upon Senior Securities                                           12
Item 4.   Submission of Matters to a Vote of Security Holders                       12
Item 5.   Other Information                                                         12
Item 6.   Exhibits and Reports on Form 8-K                                          12

Signatures


                                     PART I
                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(a)  CONSOLIDATED BALANCE SHEETS

                                                                                     Sept 30,    December 31,
                                                                                       1997         1996
In thousands of dollars                                                             (unaudited)
=============================================================================================================
ASSETS
Cash and demand balances in other banks                                              $  8,265        $  6,054
Federal funds sold                                                                      9,450           4,050
-------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                        17,715          10,104

Securities available for sale                                                          15,848           8,165
Securities held to maturity (fair value of
  $46,929 and $53,416 respectively)                                                    46,755          53,085
-------------------------------------------------------------------------------------------------------------
Total securities                                                                       62,603          61,250

Total loans                                                                           104,182          96,741
Less: allowance for loan losses                                                        (1,436)         (1,361)
-------------------------------------------------------------------------------------------------------------
                                                                                      102,746          95,380

Premises and equipment, net                                                             2,542           2,679
Accrued interest receivable and other assets                                            4,012           3,672
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $189,618        $173,085
=============================================================================================================

LIABILITIES
Deposits
    Noninterest bearing                                                              $ 26,141        $ 22,419
    Interest bearing                                                                  143,318         131,449
-------------------------------------------------------------------------------------------------------------
Total deposits                                                                        169,459         153,868

Accrued interest payable and other liabilities                                          1,994           2,164
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     171,453         156,032

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value;  2,000,000 shares authorized;
    shares outstanding: 9/30/97-977,289; 12/31/96-977,310                               2,443           2,327
Capital surplus                                                                         6,583           4,979
Retained earnings                                                                       9,107           9,749
Unrealized gain (loss) on securities available for sale,
    net of tax of $16, ($1) respectively                                                   32              (2)
-------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                             18,165          17,053
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $189,618        $173,085
=============================================================================================================

(a) All per share statistics have been retroactively adjusted to reflect the 5% stock dividend of June 25, 1997.
See Notes to consolidated financial statements.

(b) CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                             Three months ended     Nine months ended
                                                                                September 30,          September 30,
In thousands of dollars                                                      1997       1996        1997         1996
=====================================================================================================================
INTEREST INCOME
Interest and fees on loans                                                $ 2,495     $ 2,274      $7,127      $6,657
Interest on securities
    Taxable                                                                   821         858       2,393       2,464
    Tax exempt                                                                 95         103         279         302
Interest on federal funds sold                                                166          87         354         252
---------------------------------------------------------------------------------------------------------------------
Total interest income                                                       3,577       3,322      10,153       9,675

INTEREST ON DEPOSITS                                                        1,581       1,459       4,485       4,271
NET INTEREST INCOME                                                         1,996       1,863       5,668       5,404
Provision for loan losses                                                      25          25          75          75
---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                               1,971       1,838       5,593       5,329

OTHER INCOME
Service charges on deposit accounts                                           172         158         497         472
Other service charges                                                          24          14          54          63
Other income                                                                  185         101         378         239
---------------------------------------------------------------------------------------------------------------------
Total other income                                                            381         273         929         774

OTHER EXPENSE
Salaries and employee benefits                                                716         751       2,110       2,037
Occupancy expense                                                              56          66         180         172
Federal deposit insurance premiums                                              5           1          14           1
Furniture & equipment expense                                                  93          82         248         243
Supplies and printing expense                                                  36          32         124         102
Other expense                                                                 300         195         830         783
---------------------------------------------------------------------------------------------------------------------
Total other expense                                                         1,206       1,127       3,506       3,338
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                  1,146         984       3,016       2,765
Income tax expense                                                            358         298         926         834
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $   788      $  686      $2,090      $1,931
=====================================================================================================================

Net income per share of common stock (a)                                  $  0.81      $ 0.70      $ 2.14      $ 1.98
Cash dividends  declared per share of
  common stock (a)                                                        $  0.35      $ 0.33      $ 1.03      $ 0.98
Return on average assets (annualized)                                        1.67%       1.54%       1.55%       1.50%
Return on average equity (annualized)                                       17.45%      16.05%      15.76%      15.32%


(a) All per share statistics have been retroactively adjusted to reflect the 5% stock dividend of June 25, 1997.
See Notes to consolidated financial statements.

(c) STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

-------------------------------------------------------------------------------------------------------
                                                        Common    Capital    Retained
In thousands of dollars                                 Stock     Surplus    Earnings   (a)    Total
-------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                              $ 2,327    $ 4,979    $ 8,893    $ 52    $ 16,251
Net income, 1996                                                              2,601               2,601
Cash dividends declared, $1.79 per share                                     (1,745)             (1,745)
Net change in unrealized gain (loss)
    on securities available for sale                                                    (54)        (54)
-------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                              2,327      4,979      9,749      (2)   $ 17,053

Net Income YTD 1997                                                           2,090               2,090
5% stock dividend, fractional shares                      116       1,599    (1,722)                 (7)
Stock option exercised                                                 5                              5
Cash dividends declared, $1.03 per share (b)                                 (1,010)             (1,010)
Net change in unrealized gain (loss)
    on securities available for sale                                                     34          34
--------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                           $ 2,443   $  6,583     $9,107     $32      $18,165
========================================================================================================

(a) Unrealized gain (loss) on securities available for sale.
(b) All per share statistics have been retroactively adjusted to reflect the 5% stock dividend of June 25, 1997.
See Notes to consolidated financial statements.

     (d) YEAR TO DATE CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Nine months ended September 30,
     -------------------------------------------------------------------------------------------
     In thousands of dollars                                                1997     1996
     ===========================================================================================
     Cash flows from operating activities
     ------------------------------------
     Net Income                                                            $2,090   $1,931
     -------------------------------------------------------------------------------------
     Adjustments to reconcile net income to net cash from operating activities
     -------------------------------------------------------------------------
     Depreciation                                                             215      188
     Accretion/amortization on securities, net                                102      657
     Provision for loan losses                                                 75       75
     Loans originated for sale                                             (4,036)  (3,040)
     Proceeds from sales of loans originated for sale                       4,040    3,050
     Gain on sales of loans                                                    (4)     (10)
     (Increase) decrease in other assets                                     (311)    (756)
     Increase (decrease) in other liabilities                                 286      156
     -------------------------------------------------------------------------------------
     Total adjustments                                                        367      320
     -------------------------------------------------------------------------------------
     Net cash from operating activities                                     2,457    2,251
     -------------------------------------------------------------------------------------

     Cash flows from investing activities
     ------------------------------------
     Proceeds from maturities of securities available for sale              3,000    3,485
     Purchase of securities available for sale                            (10,633)  (3,049)
     Proceeds from maturities of securities held to maturity               18,427   28,801
     Purchase of securities held to maturity                              (12,198) (36,378)
     Net increase in portfolio loans                                       (7,495)  (7,398)
     Premises and equipment expenditures                                      (79)    (152)
     -------------------------------------------------------------------------------------
     Net cash from investing activities                                    (8,978) (14,691)
     -------------------------------------------------------------------------------------

     Cash flows from financing activities
     ------------------------------------
     Net change in deposits                                                15,591    8,429
     Dividends paid                                                        (1,459)  (1,396)
     -------------------------------------------------------------------------------------
     Net cash from financing activities                                    14,132    7,033
     -------------------------------------------------------------------------------------
     Net change in cash and cash equivalents                                7,611   (5,407)
     -------------------------------------------------------------------------------------

     Cash and cash equivalents at beginning of year                        10,104   15,290
     -------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                           $17,715  $ 9,883
     =====================================================================================

     Cash Paid During the Period for
     -------------------------------
     Interest                                                             $ 4,441  $ 4,262
     Income taxes                                                         $ 1,016  $ 1,870
     =====================================================================================


See Notes to consolidated financial statements.

(e) NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan, after elimination of significant inter-company transactions and accounts. The statements have been prepared by management without audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjuction with the notes to the financial statements included in the CNB Corporation's Form 10-KSB for the year ended December 31, 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.


NOTE 2 - EARNINGS PER SHARE

Earnings per share of common stock is computed by dividing net income by weighted average number of common stock outstanding during the period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the nine month period ending September 30, 1997.

FINANCIAL CONDITION


LOANS
Loans at September 30, 1997 increased $ 7.4 million or 7.7% compared to December 31, 1996. Residential mortgages increased for the period by $ 4.7 million or 8.3% as the Bank continues to retain, rather than sell on the secondary market, residential mortgages of 15 years or less. This pattern is expected to continue throughout the year. As the yield on these loans is greater than the yield available on the types of securities that the Bank typically invests in this increase will help to maintain the Bank's net interest margin.

The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 1997 and December 31, 1996, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at September 30, 1997 indicates that the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 12.19% of total loans.

                                              September 30, 1997          December 31, 1996
                                           ----------------------     ------------------------
Portfolio loans:                           Balance     % of total     Balance      % of total
                                           ---------   ----------     -------     ------------
    Residential real estate                 $ 61,384     58.92%         $56,699      58.61%
    Commercial real estate                    17,358     16.66%          18,110      18.72%
    Construction                               3,870      3.72%           3,221       3.33%
    Consumer loans                            10,213      9.80%           9,239       9.55%
    Commercial loans                          11,498     11.04%           9,632       9.96%
    Net deferred fees and costs                 (141)    -0.14%            (160)     -0.17%
                                            ----------------------------------------------
                                            $104,182    100.00%         $96,741     100.00%
                                            ==============================================



Allowance for Loan Losses

An analysis of the allowance for loan losses, in thousand of dollars, for the nine months ended September 30, 1997 and 1996 follows:


                                                                    1997        1996
                                                                 ----------   --------
Balance at beginning of period                                     $1,361     $1,306
Loans charged off                                                     (16)       (53)
Recoveries credited to allowance                                       16         11
Provision charged to operations                                        75         75
                                                                   ------     ------
Balance at end of period                                           $1,436     $1,339
                                                                   ======     ======

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

                                                                  9/30/97    12/31/96
                                                                 ---------  ----------
    Nonaccrual loans                                                 $  29       $ 70
    Loans past due 90 days or more                                     374         61
    Troubled debt restructurings                                         0          0
                                                                     -----       ----
        Total nonperforming loans                                    $ 403       $131
                                                                     =====       ====
    Percent of total loans                                            0.39%      0.14%
                                                                     =====       ====



LIQUIDITY ANd FUNDS MANAGEMENT

LIQUIDITY
Total deposits increased $ 15.6 million or 10.1% compared to December 31, 1996 while loans increased $ 7.4 million or 7.7% for the same period. Typically the September balances represents the annual peak in deposits from summer businesses. The Bank maintains a steady schedule of investment securities maturing each month to meet anticipated decline in deposits through next spring when deposits are again expected to increase. The security portfolio continues to have short maturities, adding to available liquidity.

The loan to deposit ratio was 61.48% as of September 30, 1997 compared to 62.87% at December 31, 1996. Management continues to emphasize loan growth and would like to see this ratio at a minimum of 65%. This change in the mix from investments to loans will help to increase net interest income over time.

FUNDS MANAGEMENT
The following chart shows the Bank's interest rate sensitivity as of September 30, 1997 in thousands of dollars.

                                                        up to     4 to 12    1 to 5      over
                                                       3 months   months      years     5 years
                                                      ------------------------------------------
Federal funds sold                                     $ 9,450
Taxable investment securities                            8,408     15,510       28,314
Non-taxable investment securities                          565      2,452     $  4,518      2,120
Loans                                                   32,963     31,325       30,708      9,186
                                                      -------------------------------------------
    Total rate sensitive assets                         51,386     49,287       63,540     11,306

Interest bearing demand deposits                         1,380      3,725        8,690
Savings                                                  5,988      5,390       12,575
Money market savings                                    17,481      6,779       15,821
Other time deposits                                     20,206     24,212       21,072
                                                       -------------------------------
    Total rate sensitive liabilities                   $45,055    $40,106     $ 58,158
                                                       ================================

Gap                                                    $ 6,331    $ 9,181    $ 5,382      $11,306
                                                       ------------------------------------------
Cumulative gap                                         $ 6,331    $15,512    $20,894
                                                       =============================
Cumulative ratio                                        114.05%    118.21%
                                                       ==================

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

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at September 30, 1997 and December 31, 1996. Dollars are shown in millions.

                                                                  Minimum Required
                                                                        To Be Well
                                                                 Capitalized Under
                                                                 Prompt Corrective
                                                        Actual  Action Regulations
                                                        ------  ---------------------
September 30, 1997                             Amt        Ratio       Amt       Ratio
                                               ---        -----       ---       -----
Total capital to risk weighted assets          $19.3      19.5%     $10.0       10.0%
Tier I capital to risk weighted assets          18.1      18.2%       6.0        6.0%
Tier I capital to average assets                18.1      10.1%       9.0        5.0%

December 31, 1996
Total capital to risk weighted assets          $18.2      19.6%      $9.2       10.0%
10.0% Tier I capital to risk weighted assets    17.1      18.3%       5.6        6.0%
Tier I capital to average assets                17.1       9.9%       8.6        5.0%

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income continued to improve for the quarter ending September 30, 1997 compared to the same period last year. Interest and fees on loans increased 9.7% or $ 221,000 for the quarter reported while interest on fed funds sold increased $ 79,000 in 1997 compared to the same period last year.

Non-interest income increased $ 108,000 or 39.6% in the quarter-to-quarter comparison with substantial increases in the service charge income and sales of non-deposit funds, while non-interest expense increased $ 79,000 or 7.0%.

The table below shows the year to date daily average Consolidated Balance Sheet, revenue on earning assets (on a pre-tax basis), or expense of interest bearing liabilities, and the annualized effective rate or yield for the period ending September 30,1997 and 1996.

         YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                            in thousands of dollars

                                              Nine months ended 9/30/97      Nine months ended 9/30/96
                                             ---------------------------     --------------------------
                                             Average              Yield/     Average             Yield/
                                             Balance   Interest    Rate      Balance   Interest   Rate
                                             ----------------------------------------------------------
ASSETS
Interest earning assets
Federal funds sold                             8,209       354     5.75%       5,737      252    5.86%
Taxable securities                            52,043     2,405     6.16%      54,923    2,464    5.98%
Tax exempt securities                          7,805       279     4.77%       8,313      302    4.84%
Loans                                        100,757     7,116     9.42%      92,182    6,355    9.19%
                                            ------------------              -------------------------
    Total int. earning assets                168,814    10,154     8.02%     161,155    9,373    7.75%
                                            ---------------------------------------------------------
Cash and due from banks                        5,849                           5,479
Premises and equipment, net                    2,616                           1,941
Other assets                                   2,434                           2,544
                                            --------                        --------
Total assets                                $179,713                        $171,119
                                            ========                        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
Interest bearing demand
    deposits                                $ 13,797    $  246       2.38%  $ 13,974     $  251    2.39%
Savings deposits                              23,562       506       2.86%    25,631        553    2.88%
CDs $100,000 and over                         14,147       560       5.28%    10,242        421    5.48%
Other time deposits                           86,743     3,173       4.88%    82,245      3,046    4.94%
                                            ---------------------------------------------------
    Total int bearing deposits               138,249     4,485       4.33%   132,092      4,271    4.31%
                                            ---------------------------------------------------
Noninterest bearing deposits                  22,076                          20,582
Other liabilities                              1,705                           1,643
Shareholders' equity                          17,683                          16,802
                                            --------                        --------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                    $179,713                        $171,119
                                            ========                        ========
Net interest income                                      $5,669             $ 29,063     $5,102
                                                         ======             ========     ======
Net spread                                                           3.69%                         3.44%
                                                                     ====                          ====

Net yield on interest earning assets                                 4.48%                         4.22%
                                                                     ====                          ====
Ratio of interest earning assets to
    interest bearing liabilities                1.22                            1.22
                                            ========                        ========

The table below shows the effect of volume and rate changes on net interest income for the nine months ended September 30, on a pre-tax basis, in thousands of dollars.

                                                  1997 Compared to 1996         1996 Compared to 1995

                                               Volume      Rate       Net      Volume      Rate     Net
                                             ------------------------------------------------------------
Federal funds sold                               108        (6)       102       (109)       -16    (125)
Taxable securities                              (131)       72        (59)       214        187     401
Tax exempt securities                            (18)       (5)       (23)       147        -17     130
Loans                                            598       163        761        448       -121     327
                                               --------------------------------------------------------
    Total interest income                      $ 557      $224       $781       $700      $  33   $ 733
                                               --------------------------------------------------------

Interest bearing demand
    deposits                                   $  (3)     $  (2)    $  (5)      $  12          0      12
Savings deposits                                 (45)        (2)      (47)        (28)         2     (26)
CDs $100,000 and over                            158        (19)       139        112          7     119
Other interest bearing deposits                  166        (39)       127        327         92     419
                                               ---------------------------------------------------------
    Total interest expense                     $ 276      $ (62)      $214       $423       $101    $524
                                               ---------------------------------------------------------
Net change in net interest
  income (a)                                   $ 281      $ 286       $567       $277       $(68)   $209
                                               =========================================================


(a) The net change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

OTHER INCOME
Noninterest income continues to improve with year to date figures up $ 155,000 or 20.0% over last year. The bank made some changes to service charge fees that went into effect late June 1997 which accounts for most of the increase to other income.


OTHER EXPENSES
Other expenses for the year ended September 30, 1997 increased $ 168,000 or 5.0% compared to the same period last year. All categories of other expenses increased this year from last year with the biggest increase in supplies and printing expense which increased 21.6% or $ 22,000.


FEDERAL INCOME TAX
There was no significant change in the income tax position of the Company during the first half of 1997 with the increase corresponding to an increase in pre-tax income.

NET INCOME
Year to date consolidated net income for the period was $ 2,090 compared to $ 1,931 for 1996. For the quarter ended September 30, 1997 net income increased $102,000 or 14.9% for the same period last year. The increase in earnings was a result of loan growth and an overall improvement in net interest income. Return on average assets for nine months ended September 30, 1997 was 1.55% compared to 1.50% from last year. The quarter end return on average assets was 1.67% compared to 1.54% for the same period last year. The return on average equity was 15.32% compared to 15.76% for the nine month period ended September 30, 1997 and the quarter ended return on average equity was 17.45% compared to 16.05% for the same period last year.


                                    PART II
                               Other Information



ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the May 20, 1997 annual shareholders meeting, shareholders voted to increase the number of shares authorized from 1,000,000 to 2,000,000.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-B):

None

(b) The Company has filed no reports on Form 8-K during the quarter ended September 30, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    CNB   Corporation
    DATE  November 12, 1997


       /s/ Robert E. Churchill                         /s/ John P. Ward
    ----------------------------                  ---------------------------
    Robert E. Churchill                            John P. Ward
    President and Chief Executive Officer          Secretary/Treasurer
                                                   (Chief Accounting Officer)

                              INDEX TO EXHIBITS




EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

   27                           FINANCIAL DATA SCHEDULE