Form 10-K405
period 1997-12-31
CNB CORP /MI/
filed 1998-03-31
CIK 779125

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington , D.C.  20549

                                  FORM 10-K

               ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997

                       Commission file number 0-28388

                               CNB CORPORATION
           (Exact name of registrant as specified in its charter)

               MICHIGAN                                     38-2662386
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)               Identification No.)
                 303 NORTH MAIN STREET, CHEBOYGAN, MI  49721
         (Address of principal executive offices, including Zip code)

      Registrant's telephone number                        (616) 627-7111

             Securities registered under 12(b) of the  Act: None

                Securities registered under 12(g) of the Act:
                   COMMON STOCK, PAR VALUE $2.50 PER SHARE
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X       No
                   -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this form 10-K.     [    X    ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998 was $ 45,098,000. For this purpose only, the affiliates of the registrant have been assumed to be the executive officers, directors and 10% or more shareholders.

As of March 20, 1998 there were outstanding 1,025,844 shares of the registrant's common stock, $ 2.50 par value.

The registrant's annual report to security holders for fiscal year ended December 31, 1997 is incorporated by reference in Part I and Part II of this report, and the registrant's proxy statement for its annual meeting of shareholders is incorporated by reference in Part III of this report.

        PART I


ITEM 1 - BUSINESS

CNB Corporation ("the Company") was incorporated in June, 1985 as a business corporation under the Michigan Business Corporation Act, pursuant to the authorization and direction of the Board of Directors of The Citizens National Bank of Cheboygan ("the Bank").

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

The Bank's lending function provides a full range of loan products. These include real estate mortgages, secured and unsecured commercial and consumer loans, check credit loans, lines of credit, home equity loans and construction financing. The Bank also participates in specialty loan programs through the Michigan State Housing Development Authority, Small Business Administration, Federal Home Loan Mortgage Corporation, Consolidated Farm Service Agency, and Mortgage Guaranty Insurance Corporation. Through correspondent relationships, the Bank also makes available credit cards and student loans. The Bank's loan portfolio is over 58% residential real estate mortgages on both primary and secondary homes. The borrower base is very diverse and loan to value ratios are generally 80% or less. The commercial loan portfolio accounts for approximately 10% of total loans. Agricultural lending is minimal and secured by real estate. Construction lending is predominately residential, with only an occasional "spec" home or commercial building. Unsecured lending is very limited and personal guarantees are required on most commercial loans.

The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold its residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation("FHLMC"). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled over $ 27 million at December 31, 1997.

Banking services are delivered through a system of five full-service banking offices and three drive- in branches plus six automated teller machines in Cheboygan, Emmet and Presque Isle Counties, Michigan. The business base of the Counties is primarily tourism with light manufacturing. The Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participation, and the purchase and sale of federal funds and other similar services.

Under various agency relationships, the Bank provides trust and discount brokerage services, and mutual fund, annuity and life insurance products to its customers.


Investments

Securities and their fair values at December 31 were as follows:

Available for sale                                                          Gross         Gross
                                                  Amortized  Unrealize   Unrealize         Fair
                                                     Cost      Gains       Losses          Value
                                                     ----      -----       ------          -----
                                                                      (In thousands)
1997

     U.S. government and agency                $  16,085      $    39      $   (8)      $     16,116
     State and municipal                           2,997           49                          3,046
                                               ---------      -------      -------      ------------
                                               $  19,082      $    88      $   (8)      $     19,162
1996                                           =========      =======      =======      ============

     U.S. government and agency                $   7,988      $     7      $  (10)      $      7,985
                                               ---------      -------      -------      ------------
                                               $   7,988      $     7      $  (10)      $      7,985
                                               =========      =======      =======      ============

1995

     U.S. government and agency                $  11,448      $    86      $  (11)      $     11,523
     State and municipal                             295            3                            298
                                               ---------      -------      -------      ------------
                                               $  11,743      $    89      $  (11)      $     11,821
                                               =========      =======      =======      ============

Held to Maturity

1997

     U.S. government and agency                $  28,529      $   137       $  26       $     28,640
     State and municipal                           13,95          135       $  11       $     14,078
                                               ---------      -------      -------      ------------
                                               $  42,483      $   272       $ (37)      $     42,718
                                               =========      =======      =======      ============

1996

     U.S. government and agency                $  42,013      $   271       $ (75)      $     42,209
     State and municipal                          11,072          142       $  (7)            11,207
                                               ---------      -------      -------      ------------
                                               $  53,085      $   413       $ (82)      $     53,416
                                               =========      =======      =======      ============


1995

     U.S. government and agency                $  34,307      $   270       $ (18)      $     34,559
     State and municipal                          12,523           74         (12)            12,585
                                               ---------      -------      -------      ------------
                                               $  46,830      $   344       $ (30)      $     47,144
                                               =========      =======      =======      ============

Scheduled maturities of securities available for sale and held to maturity at December 31, 1997 were as follows:

                                   Due in       Due from       Due from          Due
                                   one year     one to         five to         after ten
                                   or less      five years     ten years         years          Total
                                                            (In thousands)
U.S. Government and agencies        $17,477     $  27,010      $      -        $     -        $  44,487
State and municipal                   6,449         8,272         1,994            493        $  17,158
                                    -------     ---------      --------        -------        ---------
                                    $23,926     $  35,282      $  1,994        $   493        $  61,645
                                    =======     =========      ========        =======        =========

Yield                                  5.77%         5.94%         4.95%          5.65%            5.84%


Loans

The following is a summary of loans at December 31:


                                   1997      1996     1995     1994     1993
                                              (In thousands)

Residential real estate         $  60,754 $ 56,699 $46,689  $42,391  $ 40,848
Consumer                           10,009    9,239   9,395    8,882    10,493
Commercial real estate             20,899   21,331  21,487   23,081    21,602
Commercial                         11,705    9,632  10,765    9,592    12,979
                                --------- -------- -------  -------  --------
                                  103,367   96,901  88,336   83,946    85,922
Deferred loan origination fees,      (128)    (160)   (189)    (240)     (213)
Allowance for loan losses          (1,442)  (1,361) (1,305)  (1,247)   (1,258)
                                --------- -------- -------  -------  --------
                                $ 101,797 $ 95,380 $86,842  $82,459  $ 84,451
                                ========= ======== =======  =======  ========



Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding (excluding residential real estate mortgage and consumer loans) at December 31, 1997, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity of changes in interest rates.

                                             Total
                                             ------
                                         (In thousands)

In one year or less                       $   9,087
After one year but within five years
     Interest rates are floating or adjus     4,814
     Interest rates are fixed or predeter    13,422
After five years
     Interest rates are floating or adjus     4,948
     Interest rates are fixed or predeter       333
                                          ---------
                                          $  32,604
                                          =========

Summary of loan loss experience is as follows:

Additional information relative to the allowance for loan losses is presented in the following table. This table summarizes loan balances at the end of each period and daily average balances, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance for loan losses through provisions charged to expense.



                                 1997      1996     1995     1994     1993
                                              (In thousands)

Balance at the beginning of the $  1,361  $ 1,305 $  1,246 $  1,258 $  1,072

Charge-offs:

     Residential real estate           2                44       15
     Consumer                         36       63       25       21       33
     Commercial real estate
     Commercial                                                  27
                                -------- -------- -------- -------- --------
Total charge-offs                     38       63       69       63       33
                                -------- -------- -------- -------- --------

Recoveries:

     Residential real estate           4        2       17        3        4
     Consumer                         15       17       11       13       28
     Commercial real estate
     Commercial                                                           37
                                -------- -------- -------- -------- --------
Total recoveries                      19       19       28       16       69
                                -------- -------- -------- -------- --------
Provision charged to expense         100      100      100       36      150
Allowance for possible loan
                                -------- -------- -------- -------- --------
     losses, end of period      $  1,442 $  1,361 $  1,305 $  1,247 $  1,258
                                ======== ======== ======== ======== ========

Total loans outstanding at
     end of period              $103,367 $ 96,901 $ 88,336  $83,946  $85,922

Average total loans outstanding
     for the year               $101,518  $93,193  $86,158  $84,302  $85,694

Ratio of net charge-offs to
     daily average loans outsta     0.02%    0.05%    0.05%    0.06%   (0.04)%

Ratio of net charge-offs to
     total loans outstanding        0.02%    0.05%    0.05%    0.06%   (0.04)%

The allocation of the allowance for loan losses for the years ended December 31 is:


                       Residential         Commercial
                       Real Estate Consumer   Real Commercial Unallocated Total
                                             Estate
                       ----------- ------  ------- ---------  ----------  -----
                                           (In thousands)

1997 Allowance amount      28        28       74       57      1,255  1,442
% of Total loans         58.8%      9.7%    20.2%    11.3%            100.0%

1996 Allowance amount      42        38        7       51      1,225  1,361
% of Total loans         58.5%      9.5%    22.0%    10.0%            100.0%

1995 Allowance amount      43        36       23       65      1,138  1,305
% of Total loans         52.9%     10.6%    24.3%    12.2%            100.0%

1994 Allowance amount       5        18       50       46      1,128  1,247
% of Total loans         50.5%     10.6%    27.5%    11.4%            100.0%

1993 Allowance amount      42        46       82       41      1,047  1,258
% of Total loans         47.6%     12.2%    25.1%    15.1%            100.0%



The review of the loan portfolio revealed no undue concentrations of credit, however, the portfolio continues to be highly concentrated in residential real estate mortgages and highly dependent upon the tourist industry for the source of repayment. Because the reliance on tourism is both primary, (i.e. loans to motels, hotels and restaurants, etc.) and secondary (i.e. loans to employees of tourist related businesses), it is difficult to assess a specific dollar amount of inherent loss potential. Likewise, the residential real estate market has been stable or increasing, so inherent loss potential in this concentration is also difficult to reasonably assess. Therefore, it is believed that a reasonable margin should be maintained in the allowance for loan loss to cover this undefined potential for loss within the loan portfolio.


The following is a summary of nonaccrual, past due and restructured loans as of December 31:

                                 1997      1996     1995     1994     1993
                                              (In thousands)

Nonaccrual loans                $  21     $  70    $   -    $  161   $     161
Loans past due 90 days or more     78        61       80       132         338
Troubled debt restucturings         -         -        -         -           -
                                -----     -----    -----    ------   ---------
                                $  99     $ 131    $  80    $  293   $     499
                                =====     =====    =====    ======   =========

The gross interest income that would have been recorded for the period ending December 31, 1997 if the loans would have been current in accordance with their original terms was $ 4 thousand dollars.

Deposits


The following table presents the remaining maturity of time deposits individually exceeding $ 100,000 at December 31, 1997.


Up to 3 Months   $  7,184
3 to  6 Months      4,940
7 to 12 Months      2,035
Over 12 Months      3,562
                 --------
                 $ 17,721
                 ========



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


An analysis of the Corporation's regulatory capital requirements at December 31, 1997 is presented on page 20 of the Registrant's 1997 Annual Report which is incorporated herein by reference.


Competition

In its primary market, which includes Cheboygan County and parts of Emmet, Mackinac, Presque Isle and Montmorency Counties, the Bank is one of two principal banking institutions located within this market. The competing bank is a member of a multi-bank holding company with substantially more assets than the Company. There are also two credit unions, one savings and loan association and a brokerage firm. The Bank is the only independent community bank in the Cheboygan County market.


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


Employees

On December 31, 1997, the Bank employed 64 full-time and 17 part-time employees. This compares to 62 full-time and 14 part-time employees as of December 31, 1996. The Company has no full-time employees. Its operation and business are carried out by officers and employees of the Bank who are not compensated by the Company.

ITEM 2 - PROPERTIES

The Company and the Bank have their primary office at 303 North Main Street, Cheboygan Michigan. In addition, the Bank owns and operates the following facilities: Onaway Office, 20581 W. State Street, Onaway; Mackinaw City Office, 580 S. Nicolet Street, Mackinaw City; Pellston Office, 200 Stimpson, Pellston; Indian River Office, 3990 Straits Highway, Indian River; South Side drive-in, 991 1/2 South Main Street, Cheboygan; Downtown drive-in, 414 Division Street, Cheboygan; East Side drive-in, 816 East State Street, Cheboygan. All properties are owned by the Bank free of any mortgages or encumbrances.


ITEM 3- LEGAL PROCEEDINGS.

Neither the Company nor the Bank are a party to any pending legal proceedings other than the routine litigation that is incidental to the business of lending.


ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders during this reporting period.



        PART II


ITEM 5-MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The common stock of the Company has no public trading market. All trades are handled on a direct basis between buyer and seller. The Bank acts as the Company's transfer agent. The principal market for the Company's stock consists of existing shareholders, family members of existing shareholders and individuals in its service area.


The information detailing the range of high and low bid information for the equity for each full quarterly period within the two most recent fiscal years can be found under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, which is hereby incorporated by reference.


The information which indicates the amount of common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 8 on page 16 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, which is hereby incorporated by reference.

There are no public offerings pending.


There are approximately 640 shareholders of record of the common stock of the Company as of December 31,1997.


During 1997, the Company declared regular dividends of $ 1.31 per share plus a special dividend of $ .48. In 1996, the Company declared regular dividends of $ 1.25 plus a special dividend of $ .45. These per share statistics have been retroactively adjusted for the 2 for 1 stock split of May 31, 1996 and the 5% stock dividend of June 25,1997 and February 20, 1998. Subject to approval of the Board of Directors of the Company and applicable law, the Company anticipates that it will continue to pay a regular cash dividend equal to or greater than the prior years. Special dividends are considered each December based on the current year's earnings. These have resulted in a dividend payout ratio averaging 66.0% for the past three years.


The Federal Reserve Board's Policy on the Payment of Cash Dividends by Bank Holding Companies restricts the payment of cash dividends based on the following criteria: (1) The Company's net income from operations over the past year must be sufficient to fully fund the dividend and (2) the prospective rate of earnings retention must be consistent with the Company's capital needs, asset quality and overall financial condition.

ITEM 6-SELECTED FINANCIAL DATA.

This information is included on Page 4 under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, which is hereby incorporated by reference.


ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information is included on pages 24 through 31 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, which is hereby incorporated by reference.


ITEM 7a-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required as company meets requirements to be a small business filer.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information is included on pages 7 through 22 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, which is hereby incorporated by reference.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


        PART III


ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the caption "Information About Director Nominees" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 19, 1998, which is hereby incorporated by reference.


Information about the executive officers of the Corporation is set forth below.


Name
----                           Position
                               --------
Robert E. Churchill            President and Chief Executive Officer of
                               the Corporation and Citizens National Bank of Cheboygan

John P. Ward                   Senior Vice President, Secretary/Treasurer
                               of the Corporation and Senior Vice President and Cashier of Citizens National Bank of
                               Cheboygan


John F. Ekdahl                 Senior Vice President of the Corporation and
                               Citizens National Bank of Cheboygan

Susan A. Eno                   Senior Vice President of the Corporation and
                               Citizens National Bank of Cheboygan


ITEM 11-EXECUTIVE COMPENSATION.

The information required by this item is included under the caption "Compensation of Executive Officers" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 19, 1998, which is hereby incorporated by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included under the caption "Ownership of Common Stock" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 19, 1998, which is hereby incorporated by reference.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under the caption "Indebtedness of and Transactions with Management" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 19, 1998, which is hereby incorporated by reference.



        PART IV


ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements. The following financial statements and independent auditor's report of CNB Corporation and its subsidiary are filed as part of this report:

             Consolidated Balance Sheets-December 31, 1997 and 1996.

             Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

             Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31,1997, 1996 and 1995.

             Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

             Notes to Consolidated Financial Statements.

             Independent Auditor's Report dated February 4, 1998.

The financial statements, the notes to financial statements and the report of independent auditors listed above are incorporated by reference in Item 8 of this report.

             (2) Financial Statement Schedules. Not applicable

             (3) Exhibits.

                  (3a) Articles of Incorporation. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

                  (3b) By-laws. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

                  (11) Statement regarding computation per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 1997, which is hereby incorporated by reference.

                  (13) Annual report to shareholders for the year ended December 31, 1997 (filed herewith).

                  (21) Subsidiaries of the Company. Citizens National Bank of Cheboygan is the subsidiary of the Company.

                  (27)  Financial Data Schedule.

     (b) Reports of Form 8-K. No reports of Form 8-K were filed during the last calendar quarter of the year covered by this report.

        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CNB CORPORATION
                                  (Registrant)

Date March 26, 1998

/s/ Robert E. Churchill
------------------------------------
Robert E. Churchill
President and Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1998.

/s/ Thomas J. Fisher            /s/ Vincent J. Hillesheim
-------------------------       --------------------------------
Thomas J. Fisher                Vincent J. Hillesheim
Chairman of the Board           Director

/s/ Robert E. Churchill         /s/ John L. Ormsbee
-------------------------       --------------------------------
Robert E. Churchill             John L. Ormsbee
Director                        Director
President and
Chief Executive Officer

/s/ Kathleen M. Darrow          /s/ Francis J. VanAntwerp, Jr.
-------------------------       --------------------------------
Kathleen M. Darrow              Francis J. VanAntwerp, Jr.
Director                        Director


/s/ Thomas J. Ellenberger       /s/ John P. Ward
-------------------------       --------------------------------
Thomas J. Ellenberger           John P. Ward
Director                        Director
                                Senior Vice President, Secretary
                                and Treasurer

/s/ Susan A. Eno                /s/ John F. Ekdahl
-------------------------       --------------------------------
Susan A. Eno                    John F. Ekdahl
Senior Vice President           Senior Vice President

                              INDEX TO EXHIBITS




EXHIBIT NO.           DESCRIPTION
------- ---           -----------


   (3a) Articles of Incorporation. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

   (3b) By-laws. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

   (11)           Statement regarding computation per share earnings.
                  This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 1997, which is hereby incorporated by reference.

   (13) Annual report to shareholders for the year ended December 31, 1997 (filed herewith).

   (21) Subsidiaries of the Company. Citizens National Bank of Cheboygan is the subsidiary of the Company.

   (27)           Financial Data Schedule.