Form 10-Q
period 1998-03-31
CNB CORP /MI/
filed 1998-05-12
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                            Commission file # 0-28388

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

                                 (616) 627-7111
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
       Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
                required to file such reports), and (2) has been subject to such filing requirements for the past
                                    90 days.

        Yes (X)                                                     No ( )

          As of May 8, 1998 there were 1,025,984 shares of the issuer's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands)
--------------------------------------------------------------------------------

                                                            March 31,                   December 31,
                                                              1998                         1997
                                                        --------------               ----------------
ASSETS                                                                  (unaudited)
Cash and due from banks                                       $ 9,271                        $ 6,004
Federal funds sold                                              5,550                         13,300
                                                        --------------               ----------------
     Total cash and cash equivalents                           14,821                         19,304
Interest-earning deposits                                       1,000                          1,000
Securities available for sale                                  25,022                         19,162
Securities held to maturity(market value of
$ 40,815 in 1998 and $ 42,718 in 1997)                         40,539                         42,483
Other securities                                                  716                            716
Loans, net                                                    103,118                        101,797
Premises and equipment, net                                     2,627                          2,686
Other assets                                                    3,747                          3,674
                                                        --------------               ----------------

     Total assets                                           $ 191,590                      $ 190,822
                                                        ==============               ================

LIABILITIES

Deposits
     Non-interest bearing                                    $ 21,451                       $ 23,769
     Interest-bearing                                         149,539                        146,557
                                                        --------------               ----------------
          Total deposits                                      170,990                        170,326
Other liabilities                                               2,013                          2,351
                                                        --------------               ----------------
     Total liabilities                                        173,003                        172,677
                                                        --------------               ----------------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
 shares authorized, shares outstanding
 3/31/98-1,025,984; 12/31/97-977,289                            2,564                          2,443
Additional paid-in capital                                      8,554                          6,583
Retained earnings                                               7,408                          9,066
Unrealized gains(losses) on securities
 available for sale, net of tax                                    61                             53
                                                        --------------               ----------------
     Total shareholders' equity                                18,587                         18,145
                                                        --------------               ----------------


          Total liabilities and shareholders' equity        $ 191,590                      $ 190,822
                                                        ==============               ================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME(in thousands)
----------------------------------------------------------------------

                                                                     Year to Date March 31,
                                                        ---------------------------------------------
                                                              1998                          1997
                                                        --------------               ----------------
INTEREST INCOME                                                         (unaudited)
     Loans, including fees                                    $ 2,412                        $ 2,248
     Securities
          Taxable                                                 814                            786
          Tax-exempt                                              108                             98
     Federal funds sold                                           178                             72
                                                        --------------               ----------------
          Total interest income                                 3,512                          3,204
                                                        --------------               ----------------
INTEREST EXPENSE ON DEPOSITS                                    1,620                          1,409
                                                        --------------               ----------------

NET INTEREST INCOME                                             1,892                          1,795

Provision for loan losses                                          25                             25
                                                        --------------               ----------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                1,867                          1,770
                                                        --------------               ----------------

NON-INTEREST INCOME
     Service charges and fees                                     196                            174
     Loan sales and servicing fees                                 47                             32
     Other income                                                  55                             50
                                                        --------------               ----------------
          Total non-interest income                               298                            256
                                                        --------------               ----------------

NON-INTEREST EXPENSES
     Salary and employee benefits                                 649                            696
     Occupancy                                                    153                            149
     Supplies                                                      51                             44
     Other expenses                                               224                            221
                                                        --------------               ----------------
          Total non-interest expenses                           1,077                          1,110
                                                        --------------               ----------------
INCOME BEFORE INCOME TAXES                                      1,088                            916
Income tax expense                                                298                            276
                                                        --------------               ----------------
NET INCOME                                                      $ 790                          $ 640
                                                        ==============               ================

Other comprehensive income, net of tax:
   Change in unrealized gains (loss) on
    securities                                                      8                            (13)
                                                        --------------               ----------------
Comprehensive income                                            $ 798                          $ 627
                                                        ==============               ================


Return on average assets (annualized)                            1.66%                          1.49%
Return on average equity (annualized)                           17.05%                         14.78%

Basic earnings per share                                         0.77                           0.63
Diluted earnings per share                                       0.77                           0.63

All per share statistics have been retroactively adjusted to reflect the 5% stock dividends on May 20, 1997 and February 20, 1998. See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY(in thousands)
--------------------------------------------------------------------------------
(unaudited)

                                                                                             Unrealized
                                                                                            Gains(Losses)
                                                                                            On Securities
                                                                                            Available for
                                                Common        Capital       Retained        Sale, Net of
                                                Stock         Surplus       Earnings            Tax            Total
                                                -----         -------       --------        -------------      -----
Balance-January 1, 1997                         $ 2,327       $ 4,979        $ 9,749            $ (2)        $ 17,053
Net Income, 1997                                                               2,880                            2,880
Cash dividends $ 1.79 per share(a)                                            (1,841)                          (1,841)
5% stock dividend                                   116         1,599         (1,722)                              (7)
Shares issued under stock
 plan                                                               5                                               5
Net change in unrealized
 gains (losses) on securities
 available for sale, net of tax                                                                   55               55
                                         -----------------------------------------------------------------------------
Balance-December 31, 1997                         2,443         6,583          9,066              53           18,145
Net Income YTD 1998                                                              790                              790
Cash dividends $ .35 per share                                                  (359)                            (359)
5% stock dividend                                   121         1,968         (2,089)
Shares issued under stock
 plan                                                               3                                               3
Net change in unrealized
 gain (loss) on securities
 available for sale                                                                                8                8
                                         -----------------------------------------------------------------------------
Balance-March 31, 1998                          $ 2,564       $ 8,554        $ 7,408            $ 61         $ 18,587
                                         =============================================================================


(a) All per share statistics have been retroactively adjusted to reflect the 5% stock dividends on May 20, 1997 and February 20, 1998.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------

                                                                                 Three months ended March 31,
                                                                            ------------------------------------
                                                                              1998                        1997
                                                                            --------                    --------
                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                             $    790                    $    640
     Adjustments to reconcile net income to net cash
      from operating activities
          Depreciation                                                            65                          65
          Accretion and amortization of investment securities, net                 7                          45
          Provision for loan losses                                               25                          25
          Loans originated for sale                                           (3,295)                     (1,028)
          Proceeds from sales of loans originated for sale                     3,296                       1,030
          Gain on sales of loans                                                  (1)                         (2)
          (Increase)decrease in other assets                                     (77)                       (166)
          Increase (decrease) in other liabilities                               134                          71
                                                                            --------                    --------
             Total adjustments                                                   154                          40
                                                                            --------                    --------
                  Net cash from operating activities                             944                         680
                                                                            --------                    --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in interest-earning deposits
     Proceeds from maturities of securities available for sale                 1,139                       1,000
     Purchase of securities available for sale                                (6,999)                     (1,038)
     Proceeds from maturites of securities held to maturity                    5,164                       4,305
     Purchase of securities held to maturity                                  (3,214)                     (1,250)
     Purchase of other securities
     Net increase in portfolio loans                                          (1,346)                     (1,837)
     Premises and equipment expenditures                                          (6)                         (1)
                                                                            --------                    --------
                  Net cash from investing activities                          (5,262)                      1,179

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                    663                        (790)
     Dividends paid                                                             (831)                       (792)
     Proceeds from exercise of stock options                                       3
                                                                            --------                    --------
                  Net cash from financing activities                            (165)                     (1,582)

Net change in cash and cash equivalents                                       (4,483)                        277

Cash and cash equivalents at beginning of year                                19,304                      10,104
                                                                            --------                    --------
Cash and cash equivalents at end of period                                  $ 14,821                    $ 10,381
                                                                            ========                    ========
Cash paid during the period for
Interest                                                                    $  1,593                    $  1,405
Income taxes                                                                $    597                    $    507

See accompanying notes to consolidated financial statements.

Notes to Financial Statements

Note 1-Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan, after elimination of significant inter-company transactions and accounts. The statements have been prepared by management without audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjuction with the notes to the financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 1997.

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

Note-2 Earnings Per Share

Basic earnings per share is calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the three month period ending March 31, 1998.

FINANCIAL CONDITION

CNB Corporation's 1998 first quarter earnings were $ 790,000, a 23.4% increase over 1997 first quarter results. Earnings per share increased from $ 0.62 per share in 1997 to $ 0.77 in 1998. The return on assets was 1.66% for the quarter versus 1.49% in 1997. The return on equity was 17.05% compared to 14.78% for the same period last year.

First quarter net interest income was $ 1.9 million, a 5.6% increase from the $
1.8 million earned in the same period last year. Increases in the volume of interest-earning assets as well as interest-bearing deposits and an increase in the rate of interest-bearing deposits from 1997 accounts for the decrease in the net interest margin of 22 basis points.

Non-interest income increased 16.4% over the same period last year while non-interest expense decreased 3.0% for the quarter to quarter comparison. There was no significant change in the income tax position of the Company during the first quarter of 1998 with the increase corresponding to an increase in pre-tax income.

SECURITIES

Securities increased $ 3.9 million or 6.3% since December 31, 1997. The available for sale portfolio increased to 38.2% up from 31.1% at year-end.


The amortized cost and fair values of securities at March 31, were as follows:


                                                            Gross         Gross
                                           Amortized     Unrealized     Unrealized        Fair
Available for sale                            Cost          Gains         Losses          Value
                                         ------------------------------------------------------------
   1998
     U.S. Government and agency            $ 22,072          $ 58          $  (9)       $ 22,121
     State and municipal                      2,856            45                          2,901
                                           --------          ----          -----        --------
                                           $ 24,928          $103          $  (9)       $ 25,022
                                           ========          ====          =====        ========
   1997
     U.S. Government and agency            $ 6,991           $  6          $ (31)       $  6,966
     State and municipal                     1,038              2                          1,040
                                           -------           ----          -----        --------
                                           $ 8,029           $  8          $ (31)       $  8,006
                                           =======           ====          =====        ========



                                                            Gross         Gross
                                           Amortized     Unrealized     Unrealized        Fair
Held to maturity                              Cost          Gains         Losses          Value
                                         ------------------------------------------------------------
   1998
     U.S. Government and agency          $ 24,537         $ 133         $  (13)       $ 24,657
     State and municipal                   16,002           162             (6)         16,158
                                         --------         -----         ------        --------
                                         $ 40,539         $ 295         $  (19)       $ 40,815
                                         ========         =====         ======        ========
   1997
     U.S. Government and agency          $ 38,519         $ 100         $ (122)       $ 38,497
     State and municipal                   11,462           105            (17)         11,550
                                         --------         -----         ------        --------
                                         $ 49,981         $ 205         $ (139)       $ 50,047
                                         ========         =====         ======        ========


The amortized cost and fair value of securities by contractual maturity at March 31, 1998 are shown below, in thousands of dollars.




                                                             Available for Sale              Held to Maturity
                                                             ------------------              ----------------
                                                          Amortized       Fair          Amortized          Fair
                                                            Cost          Value           Cost             Value
                                                          ---------       -------        --------         --------
Due in one year or less                                    $ 5,225        $ 5,232        $ 20,293         $ 20,320
Due after one year through five years                       18,343         18,396          18,805           18,964
Due after five years through ten years                       1,360          1,394             948              983
Due after ten years                                                                           493              548
                                                           -------       --------        --------         --------
     Total                                                 $24,928       $ 25,022        $ 40,539         $ 40,815
                                                           =======       ========        ========         ========


LOANS

Loans at March 31, 1998 increased $ 1.3 million or 1.3% from December 31, 1997. Residential real estate mortgages increased for the period by $ 695,000 or 1.1% as the Bank continues to retain, rather than sell on the secondary market, residential mortgages of 15 years or less. As the yield on these loans is greater than the yield available on the types of securities the Bank invests in, this increase will help maintain the Bank's net interest margin.

The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 1998 and December 31, 1997, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at March 31, 1998 indicates the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 11.8% of total loans.


                                                     March 31, 1998               December 31, 1997
                                               -------------------------      ------------------------
Portfolio loans:                               Balance        % of total      Balance       % of total
                                               -------        ----------      -------       ----------
   Residential real estate                     $ 61,449       58.69%        $ 60,754           58.78%
   Consumer                                      10,089        9.64%          10,009            9.68%
   Commercial real estate                        21,567       20.60%          20,899           20.22%
   Commercial                                    11,589       11.07%          11,705           11.32%
                                               -------------------------------------------------------
                                                104,694      100.00%         103,367          100.00%
   Deferred loan origination fees, net             (118)                        (128)
   Allowance for loan losses                     (1,458)                      (1,442)
                                               ---------                    ---------
                                               $103,118                     $101,797
                                               =========                    =========

ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, follows:


                                                  1998                         1997
                                                -------                      -------
Beginning balance                               $ 1,442                      $ 1,361
Provision for loan losses                            25                           25
Charge-offs                                         (13)                          (1)
Recoveries                                            4                            9
                                                -------                      -------
Ending balance                                  $ 1,458                      $ 1,394
                                                =======                      =======


The Company had no impaired loans for 1998 and 1997.

CREDIT QUALITY

The Company maintains a high level of asset quality as a result of actively managing delinquencies, nonperforming assets and potential problem loans. The Company performs an ongoing review of all large credits to watch for any deterioration in quality. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans in (1) above); and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate of nonperforming loans is shown in the table below.


                                       March 31,                   December 31,
                                         1998                         1997
                                       ---------                   ------------
                                                    (in thousands)
Nonaccrual                              $ 13                          $ 21
Loans past due 90 days or more           124                            78
Troubled debt restructurings
                                        -----                         ----
   Total nonperforming loans            $ 137                         $ 99
                                        =====                         ====

Percent of total loans                   0.13%                        0.10%


DEPOSITS

Typically the Company's deposit activity is slow in the first quarter of the year because seasonal businesses are closed. Deposits at March 31, 1998 increased $ 664,000 compared to December 31, 1997.

LIQUIDITY AND FUNDS MANAGEMENT

For the first quarter of 1998, the Company's net income combined with net cash from operating activities provided $ 944,000 in liquidity. Loan growth increased $ 1.3 million for the first quarter. The Company maintains a steady schedule of investment securities maturing each month to help meet with the anticipated liquidity needs. The Company does not anticipate any significant changes in its seasonal pattern.

FUNDS MANAGEMENT

The following chart shows the Company's interest rate sensitivity as of March 31, 1998 in thousands:

                                             Up to         4 to 12         1 to 5          Over
                                            3 Months       Months          Years          5 Years          Total
                                            --------       ------          ------         -------          -----
Federal funds sold                         $ 5,550       $   -          $   -           $   -           $  5,550
Interest-earning deposits                        -         1,000            -               -              1,000
Taxable investment
   securities                                8,900        16,234         31,142             -             56,276
Non-taxable investment
   securities                                2,175         1,302          3,661           2,147            9,285
Loans                                       31,728        27,098         32,549          13,201          104,576
                                           -------       -------       --------         -------         --------
     Total rate senitive
      assets                               $48,353       $45,634        $67,352         $15,348         $176,687
                                                                                                        ========

Interest-bearing demand
   deposits                                $ 1,326       $ 3,574        $ 8,340         $   -           $ 13,240
Savings                                      5,613         5,050         11,784             -             22,447
Money market savings                        23,837         6,905         16,115             -             46,857
Time deposits                               21,434        25,185         20,376             -             66,995
                                           -------       -------        -------         -------         --------
     Total rate sensitive
      liabilities                           52,210        40,714         56,615             -           $149,539
                                                                                                        ========

Gap                                        $(3,857)      $ 4,920        $10,737         $15,348
                                           -------       -------        -------         -------

Cumalative gap                             $(3,857)      $ 1,063        $11,800         $27,148
                                           =======       =======        =======         =======

Cumalative ratio                             92.61%       112.08%
                                           =======       =======

Management reviews the rate and term of any callable securities in the portfolio. The probability of call is used as the basis for determining a repricing date. Management believes that the difference between rate sensitive assets and rate sensitive liabilities ("Gap") overstates true interest sensitivity. Interest exposure is not as significant as expressed in the above schedule. Even though the Company has the contractual right to make a change in certain deposit rates, given its competitive position, management believes that liabilities do not need to be repriced as soon as rates begin to move.

CAPITAL RESOURCES

The capital ratios of the Company and Bank exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations for the three months ended March 31. Dollars are shown in millions.


                                                                                                         Minimum Required
                                                                                                            To Be Well
                                                                          Minimum Required              Capitalized Under
                                                                            For Capital                 Prompt Corrective
                                                 Actual                  Adequacy Purposes              Action Regulations
                                     ---------------------------------------------------------------------------------------------
                                         Amount          Ratio         Amount         Ratio          Amount           Ratio
                                         ------          -----         ------         -----          ------           -----
1998
Total capital (to risk weighted assets)
   Consolidated                           $ 19.8           18.8%        $ 8.4            8.0%         $ 10.5             10.0%
   Bank                                     19.9           18.3%          8.7            8.0%           10.8             10.0%

Tier 1 capital (to risk weighted assets)
   Consolidated                             18.5           17.6%          4.2            4.0%            6.3              6.0%
   Bank                                     18.5           17.1%          4.3            4.0%            6.5              6.0%

Tier 1 capital (to average assets)
   Consolidated                             18.5            9.8%          7.6            4.0%            9.5              5.0%
   Bank                                     18.5            9.7%          7.6            4.0%            9.5              5.0%


1997
Total capital (to risk weighted assets)
   Consolidated                           $ 18.5           19.6%        $ 7.6            8.0%          $ 9.5             10.0%
   Bank                                     18.5           19.6%          7.6            8.0%            9.5             10.0%

Tier 1 capital (to risk weighted assets)
   Consolidated                             17.3           18.3%          3.8            4.0%            5.7              6.0%
   Bank                                     17.3           18.3%          3.8            4.0%            5.7              6.0%

Tier 1 capital (to average assets)
   Consolidated                             17.3           10.1%          6.9            4.0%            8.6              5.0%
   Bank                                     17.3           10.1%          6.9            4.0%            8.6              5.0%



NET INTEREST INCOME

The following table shows the daily average Consolidated Balance Sheet, revenue on earning assets (on a pre-tax basis), expense on interest-bearing liabilities, and the annualized effective rate or yield for the periods ending March 31:


                                Yield Analysis of Consolidated Average Assets and Liabilities
                                                       (In thousands)

                                 Average         1998             Yield/           Average         1997                Yield/
                                 Balance        Interest           Rate            Balance        Interest              Rate
                                 -------        --------           ----            -------        --------              ----
Interest-earning assets:
   Interest-earning
    deposits                   $   1,000             16             6.40%       $     -               -
   Federal funds sold             12,629            178             5.64%           5,026              65                5.17%
   Total securities               62,589            906             5.79%          59,345             891                6.01%
   Loans                         103,049          2,412             9.36%          97,488           2,248                9.22%
                               ---------          -----                         ---------         --------
    Total interest-
     earning assets              179,267          3,512             7.84%       $ 161,859           3,204                7.92%
                                                  -----             ----                          -------                ----
Cash and due from
    banks                          5,768                                            5,347
Premises and
    equipment, net                 2,659                                            2,647
Other assets                       2,186                                            2,381
                               ---------                                        ----------
    Total                      $ 189,880                                        $ 172,234
                               =========                                        ==========
Interest-bearing liabilities:
   Interest-bearing
    demand deposits            $  14,226             84             2.36%          13,898              82                2.36%
   Savings                        66,714            631             3.78%          61,790             568                3.68%
   Time deposits                  67,527            905             5.36%          57,705             759                5.26%
                               ---------          ------                        ---------         -------
    Total interest-
     bearing deposits            148,467          1,620             4.36%         133,393           1,409                4.23%
                                                  -----             -----                         -------               -----
Non-interest
   bearing deposits               21,084                                           19,893
Other liabilities                  1,793                                            1,623
Shareholders' equity              18,536                                           17,325
                               ---------                                        ---------
    Total                      $ 189,880                                        $ 172,234
                               =========                                        =========
Net interest income                             $ 1,892                                           $ 1,795
                                                =======                                           =======
Net interest spread                                                 3.48%                                                3.69%
                                                                    ====                                                 ====
Net yield on interest-
   earning assets                                                   4.22%                                                4.44%
                                                                    ====                                                 ====

The table below shows the effect of volume and rate changes on net interest income on a pre-tax basis.


                                    1998 Compared to 1997                          1997 Compared to 1996
                                    ---------------------                          ---------------------
                             Volume           Rate           Net          Volume          Rate             Net
                             ------           ----           ---          ------          ----             ---
                                                                (in thousands)
Interest-earning deposits    $  16         $    -         $  16          $ (16)         $    -            $ (16)
Federal funds sold             107              6           113            (41)            (10)             (51)
Total securities                48            (33)           15             (7)             39               32
Loans, net                     130             34           164            207            (123)              84
                            ------------------------------------------------------------------------------------------
   Total interest-earning
    assets                   $ 301         $    7         $ 308          $ 143          $  (94)           $  49

Interest-bearing demand      $   2         $    -         $   2          $  (1)         $   (1)           $  (2)
Savings deposits               390             72           462           (264)            (99)            (363)
Time deposits                 (368)           115          (253)           460             (91)             369
                            ------------------------------------------------------------------------------------------
   Total interest-bearing
    deposits                 $  24         $  187         $ 211          $ 195          $ (191)           $   4
                            ------------------------------------------------------------------------------------------

     Net change in net
      interest income(a)     $ 277         $ (180)        $  97          $ (52)         $   97            $  45
                            ==========================================================================================

(a) The net change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

YEAR 2000 ISSUE

This global issue poses a threat to businesses everywhere. The problems, which will evidence themselves in the year 2000, derive from a two digit limitation in source programming for calendar years. The Company has assembled an internal technology committee to thoroughly identify and correct any potential problems in this area well ahead of the year 2000.

ACCOUNTING CHANGES

In 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that financial statements report comprehensive income in addition to net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, beginning with the first interim period.

PART II- OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

a.) None
b.) None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CNB Corporation
                                    -------------------------------
                                             (Registrant)




Date:   May 8, 1998                 /s/ Robert E. Churchill
        -----------------           -------------------------------------------
                                    Robert E. Churchill
                                    President and Chief Executive Officer




Date:   May 8, 1998                 /s/ Susan A. Eno
        -----------------           -------------------------------------------
                                    Susan A. Eno
                                    Senior Vice President

                                Exhibit Index


Exhibit
Number                          Description
-------                         -----------
27                              Financial Data Schedule