Form 10-Q
period 1998-06-30
CNB CORP /MI/
filed 1998-08-12
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                               Yes (X)     No ( )

As of August 6, 1998 there were 1,026,686 shares of the issuer's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands)
------------------------------------------

                                                                     June 30,                     December 31,
                                                                       1998                           1997
ASSETS                                                              (UNAUDITED)

Cash and due from banks                                                    $   9,265                   $     6,004
Federal funds sold                                                             8,600                        13,300
                                                               ---------------------         ---------------------
     Total cash and cash equivalents                                          17,865                        19,304
Interest-earning deposits                                                      1,000                         1,000
Securities available for sale                                                 26,948                        19,162
Securities held to maturity(market value of
    $ 38,296 in 1998 and $ 42,718 in 1997)                                    38,066                        42,483
Other securities                                                                 753                           716
Loans, net                                                                   105,470                       101,797
Premises and equipment, net                                                    2,922                         2,686
Other assets                                                                   4,049                         3,674
                                                               ---------------------         ---------------------
     Total assets                                                          $ 197,073                   $   190,822
                                                               =====================         =====================

LIABILITIES

Deposits
     Non-interest bearing                                                  $  30,480                   $    23,769
     Interest-bearing                                                        145,531                       146,557
                                                               ---------------------         ---------------------
          Total deposits                                                     176,011                       170,326
Other liabilities                                                              2,072                         2,351
                                                               ---------------------         ---------------------
     Total liabilities                                                       178,083                       172,677
                                                               ---------------------         ---------------------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
 shares authorized, shares outstanding
 06/30/98-1,025,984; 12/31/97-977,289                                          2,565                         2,443
Additional paid-in capital                                                     8,554                         6,583
Retained earnings                                                              7,803                         9,066
Unrealized gains(losses) on securities
 available for sale, net of tax                                                   68                            53
                                                               ---------------------         ---------------------
     Total shareholders' equity                                               18,990                        18,145
                                                               ---------------------         ---------------------
          Total liabilities and shareholders' equity                       $ 197,073                   $   190,822
                                                               =====================         =====================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME(in thousands)
-----------------------------------------------

                                                         Three months ended                Six months ended
                                                              June 30,                         June 30,
                                                       1998             1997            1998             1997
                                                                             (UNAUDITED)
INTEREST INCOME
     Loans, including fees                               $  2,486        $   2,384       $   4,898        $   4,632
     Securities
          Taxable                                             886              773           1,700            1,559
          Tax-exempt                                          114               86             222              184
     Federal funds sold                                       107              129             285              201
                                                  -----------------------------------------------------------------
          Total interest income                             3,593            3,372           7,105            6,576
                                                  -----------------------------------------------------------------
INTEREST EXPENSE ON DEPOSITS                                1,608            1,496           3,228            2,905
                                                  -----------------------------------------------------------------

NET INTEREST INCOME                                         1,985            1,876           3,877            3,671

Provision for loan losses                                      25               25              50               50
                                                  -----------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                            1,960            1,851           3,827            3,621
                                                  -----------------------------------------------------------------

NON-INTEREST INCOME
     Service charges and fees                                 222              196             418              370
     Loan sales and servicing fees                             59               54             106               86
     Other income                                              55               43             110               93
                                                  -----------------------------------------------------------------
          Total non-interest income                           336              293             634              549
                                                  -----------------------------------------------------------------

NON-INTEREST EXPENSES
     Salary and employee benefits                             741              700           1,390            1,396
     Occupancy                                                154              156             307              305
     Supplies                                                  48               44              99               88
     Other expenses                                           270              291             494              511
                                                  -----------------------------------------------------------------
          Total non-interest expenses                       1,213            1,191           2,290            2,300
                                                  -----------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  1,083              953           2,171            1,870
Income tax expense                                            328              292             626              568
                                                  -----------------------------------------------------------------
NET INCOME                                               $    755        $     661       $   1,545        $   1,302
                                                  =================================================================

Other comprehensive income, net of tax:
   Change in unrealized gains (loss) on
    securities                                                  7               36              15               23
                                                  -----------------------------------------------------------------
Comprehensive income                                     $    762        $     697       $   1,560        $   1,325
                                                  =================================================================

Return on average assets (annualized)                       1.58%            1.51%           1.61%            1.49%
Return on average equity (annualized)                      16.14%           14.95%          16.51%           14.89%

Basic earnings per share                                 $   0.74        $    0.65       $    1.51        $    1.27
Diluted earnings per share                               $   0.74        $    0.65       $    1.51        $    1.27

All per share statistics have been retroactively adjusted to reflect the 5% stock dividends on June 25, 1997 and February 20, 1998.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY(in thousands)

                                                                                    Unrealized
                                                                                   Gains(Losses)
                                                                                   On Securities
                                                                                   Available for
                                         Common        Capital       Retained      Sale, Net of
                                         Stock         Surplus       Earnings           Tax                 Total
                                         -----         -------       --------      --------------         --------
                                                                      (UNAUDITED)
Balance-January 1, 1997                   $   2,327     $   4,979      $   9,749           $    (2)      $   17,053
Net Income, 1997                                                           2,880                              2,880
Cash dividends $ 1.79 per                                                 (1,841)                            (1,841)
share 5% stock dividend (a)                     116         1,599         (1,722)                                (7)
Shares issued under stock plan                                  5                                                 5
Net change in unrealized
 gains (losses) on securities
 available for sale, net of tax                                                                 55               55
                                          -------------------------------------------------------------------------
Balance-December 31, 1997                     2,443         6,583          9,066                53           18,145

Net Income YTD 1998                                                        1,545                              1,545
Cash dividends $ .70 per                                                    (718)                              (718)
share 5% stock dividend (a)                     122         1,968         (2,090)
Shares issued under stock
 plan                                                           3                                                 3
Net change in unrealized
 gains (losses) on securities
 available for sale, net of tax                                                                 15               15
                                          -------------------------------------------------------------------------
Balance-June 30, 1998                     $   2,565     $   8,554      $   7,803           $    68       $   18,990
                                          =========================================================================

(a) All per share statistics have been retroactively adjusted to reflect the 5% stock dividends on June 25, 1997 and February 20, 1998.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
----------------------------------------------------

                                                                                      Six months ended June 30,
                                                                                       1998               1997
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                        $   1,545          $   1,302
     Adjustments to reconcile net income to net cash
      from operating activities
          Depreciation                                                                       131                134
          Accretion and amortization of investment securities, net                            19                 71
          Provision for loan losses                                                           50                 50
          Loans originated for sale                                                       (6,700)            (2,040)
          Proceeds from sales of loans originated for sale                                 6,702              2,042
          Gain on sales of loans                                                              (2)                (2)
          Increase in other assets                                                          (382)              (372)
          Increase in other liabilities                                                      193                252
                                                                                  --------------     --------------
             Total adjustments                                                                11                135
                                                                                  --------------     --------------
                  Net cash from operating activities                                       1,556              1,437
                                                                                  --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                             2,214              2,000
     Purchase of securities available for sale                                           (10,005)            (5,666)
     Proceeds from maturites of securities held to maturity                               11,834             11,942
     Purchase of securities held to maturity                                              (7,409)            (7,728)
     Purchase of other securities                                                            (37)              (536)
     Net increase in portfolio loans                                                      (3,723)            (6,745)
     Premises and equipment expenditures                                                    (367)               (56)
                                                                                  --------------     --------------
                  Net cash from investing activities                                      (7,493)            (6,789)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                              5,685             10,786
     Dividends paid                                                                       (1,190)            (1,123)
     Proceeds from exercise of stock options                                                   3
                                                                                  --------------     --------------
                  Net cash from financing activities                                       4,498              9,663

Net change in cash and cash equivalents                                                   (1,439)             4,311

Cash and cash equivalents at beginning of year                                            19,304             10,104
                                                                                  --------------     --------------

Cash and cash equivalents at end of period                                             $  17,865          $  14,415
                                                                                  ==============     ==============


Cash paid during the period for

Interest                                                                               $   3,268          $   2,527
Income taxes                                                                           $     701          $     680

See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan, after elimination of significant intercompany transactions and accounts. The statements have been prepared by management without audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 1997.

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

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the six month period ending June 30, 1998.


FINANCIAL CONDITION

CNB Corporation's earnings for the six month period ending June 30, 1998 were $1.5 million, an 18.7% increase over the same period last year. Earnings for the quarter ending June 30 were $755,000 compared to $662,000 for the same period last year. The increase can be attributed to an increase in interest as well as non-interest income. Earnings per share increased to $1.51 per share in 1998 from $1.27 per share in 1997. Return on average assets for the six month period ending June 30, 1998 was 1.61% compared to 1.49% for the same period last year. Return on average equity was 16.51% compared to 14.89% last year.

Net interest income for the six months ending June 30, 1998 was $3.9 million compared to $3.7 million in 1997. For the quarter ending June 30, 1998, net interest income was $2.0 million compared to $1.9 million for the same period last year. The increases can be attributed to an increase in volume of interest-earning assets.

Non-interest income increased 15.5% to $634,000 from the same period last year which is a result of the Bank selling more residential real estate to the secondary market. For the six months ending June 30, 1998 the Bank has sold $6.7 million to the secondary market compared to $2.0 million sold in 1997.

Non-interest expenseS decreased slightly for the six months ending June 30, 1998 compared to 1997 while the quarter to quarter comparison saw an increase of 1.9%. There was no significant change in the income tax position of the Company during the first half of 1998 with the increase corresponding to an increase in pre-tax income.


SECURITIES

Securities increased $3.4 million or 5.5% since December 31, 1997. The available for sale portfolio increased to 41.4% up from 31.1% at year-end. Currently, the Company primarily maintains a short-term securities portfolio.


The amortized cost and fair values of securities were as follows:


                                                                           Gross          Gross
                                                        Amortized       Unrealized     Unrealized          Fair
Available for sale                                         Cost            Gains         Losses            Value
                                                    ------------------------------------------------------------------
JUNE 30, 1998
U.S. Government and agency                                   $  24,065          $ 48          $ (11)          $ 24,102
State and municipal                                              2,780            66                             2,846
                                                    ------------------------------------------------------------------
                                                             $  26,845          $114          $ (11)          $ 26,948
                                                    ==================================================================


                                                                              Gross          Gross
                                                              Amortized     Unrealized     Unrealized          Fair
Available for sale                                              Cost           Gains         Losses            Value
                                                    ------------------------------------------------------------------
DECEMBER 31, 1997
U.S. Government and agency                                     $16,085          $ 39           $ (8)           $16,116
State and municipal                                              2,997            49                             3,046
                                                    ------------------------------------------------------------------
                                                               $19,082          $ 88           $ (8)           $19,162
                                                    ==================================================================
Held to maturity
JUNE 30, 1998
U.S. Government and agency                                     $20,043          $102           $ (9)           $20,136
State and municipal                                             18,023           150            (13)            18,160
                                                    ------------------------------------------------------------------
                                                               $38,066          $252           $(22)           $38,296
                                                    ==================================================================
Held to maturity
DECEMBER 31, 1997
U.S. Government and agency                                     $28,529          $137           $(26)           $28,640
State and municipal                                             13,954           135            (11)            14,078
                                                    ------------------------------------------------------------------
                                                               $42,483          $272           $(37)           $42,718
                                                    ==================================================================

The amortized cost and fair value of securities by contractual maturity at current date are shown below, in thousands of dollars.

                                                            Available for Sale               Held to Maturity
                                                           ---------------------        --------------------------
                                                           Amortized       Fair         Amortized            Fair
                                                             Cost          Value          Cost               Value
                                                           ---------       -----        ---------            -----
Due in one year or less                                     $ 7,230       $ 7,239          $21,128          $21,181
Due after one year through five years                        18,771        18,822           13,877           13,965
Due after five years through ten years                          844           887            2,851            2,916
Due after ten years                                                                            210              234
                                                         -------------------------------------------------------------
Total                                                       $26,845       $26,948          $38,066          $38,296
                                                         =============================================================


LOANS

Loans at June 30, 1998 increased $3.7 million or 3.6% from December 31, 1997. Residential real estate mortgages increased for the period by $3.0 million or 4.9% as the Bank continues to retain, rather than sell on the secondary market, residential mortgages of 15 years or less. As the yield on these loans is greater than the yield available on the types of securities the Bank invests in, this increase will help maintain the Bank's net interest margin.

The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 1998 and December 31, 1997, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at June 30, 1998 indicates the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 10.4% of total loans.


                                                       June 30, 1998                    December 31, 1997
Portfolio loans:                                  Balance        % of total          Balance          % of total
                                                  -------        ----------          -------          ----------
   Residential real estate                            $ 63,754          59.55%            $ 60,754           58.78%
   Consumer                                             10,659           9.96%              10,009            9.68%
   Commercial real estate                               20,425          19.08%              20,899           20.22%
   Commercial                                           12,214          11.41%              11,705           11.32%
                                             ----------------------------------------------------------------------
                                                       107,052         100.00%             103,367          100.00%
   Deferred loan origination fees, net                    (110)                               (128)
   Allowance for loan losses                            (1,472)                             (1,442)
                                             -----------------                 -------------------
                                                      $105,470                            $101,797
                                             =================                 ===================


ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, follows:


                                              1998                     1997
                                           ----------               ----------
Beginning balance                                 $1,442                   $1,361
Provision for loan losses                             50                       50
Charge-offs                                          (27)                      (9)
Recoveries                                             7                       13
                                         ---------------         ----------------
Ending balance                                    $1,472                   $1,415
                                         ===============         ================

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

                                            June 30,                    December 31,
                                              1998                          1997
                                           ----------                   ------------
                                                        (In thousands)
Nonaccrual                                        $    8                        $   21
Loans past due 90 days or more                       169                            78
Troubled debt restructurings
                                         ===============               ===============
   Total nonperforming loans                      $  177                        $   99
                                         ===============               ===============

Percent of total loans                             0.17%                         0.10%

DEPOSITS

The Company's deposit activity increased $5.7 million or 3.3% since December 31, 1997. This growth can be attributed to seasonal activity.


LIQUIDITY AND FUNDS MANAGEMENT

For the first half of 1998, the Company's net cash from operating activities as well as financing activities allowed the $3.7 million dollar growth in our loan portfolio. The Company maintains a steady schedule of investment securities maturing each month to help meet liquidity needs. The Company does not anticipate any significant changes in its seasonal pattern.


FUNDS MANAGEMENT

The following chart shows the Company's interest rate sensitivity as of June 30, 1998, in thousands:

                                              Up to         4 to 12       1 to 5             Over
                                            3 Months        Months         Years           5 Years           Total
                                            --------        ------         -----           -------           -----

Federal funds sold                             $   8,600     $             $                $                $   8,600
Interest-earning deposits                          1,000                                                         1,000
Taxable investment securities                      8,400        19,373        29,316                            57,089
Non-taxable investment
   securities                                         99         1,577         3,724            2,525            7,925
Loans                                             31,199        24,212        34,713           16,818          106,942
                                         -----------------------------------------------------------------------------
     Total rate sensitive assets               $  49,298     $  45,162     $  67,753        $  19,343        $ 181,556
                                                                                                           ===========

Interest-bearing demand
   deposits                                    $   1,461     $   3,942     $   9,198        $                $  14,601
Savings                                            5,715         5,146        12,004                            22,865
Money market savings                              20,216         7,395        17,250                            44,861
Time deposits                                     19,186        24,016        19,986               16           63,204
                                         -----------------------------------------------------------------------------
     Total rate sensitive liabilities             46,578        40,499        58,438               16        $ 145,531
                                                                                                           ===========

Gap                                            $   2,720     $   4,663     $   9,315        $  19,327
                                         ------------------------------------------------------------

Cumulative gap                                 $   2,720     $   7,383     $  16,698        $  36,025
                                         ============================================================

Cumulative ratio                                 105.84%       111.51%
                                         =============================


Management reviews the rate and term of any callable security in the portfolio. The probability of call is used as the basis for determining a repricing date. Management believes that the difference between rate sensitive assets and rate sensitive liabilities ("Gap") overstates true interest rate sensitivity. Interest exposure is not as significant as expressed in the above schedule. Even though the Company has the contractual right to make a change in certain deposit rates, given its competitive position, management believes that liabilities do not need to be repriced as soon as rates begin to move.

CAPITAL RESOURCES

The capital ratios of the Company and Bank exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations for the periods ended . Dollars are shown in millions.

                                                                                                        Minimum Required
                                                                                                           To Be Well
                                                                         Minimum Required               Capitalized Under
                                                                            For Capital                 Prompt Corrective
                                                  Actual                  Adequacy Purposes             Action Regulations
                                          --------------------------------------------------------------------------------------
                                          Amount          Ratio         Amount         Ratio          Amount           Ratio
                                          ------          -----         ------         -----          ------           -----
JUNE 30, 1998
Total capital (to risk weighted assets)
   Consolidated                             $20.2           19.0%          $8.5          8.0%            $10.6            10.0%
   Bank                                      19.9           19.0%           8.5          8.0%             10.6            10.0%

Tier 1 capital (to risk weighted assets)
   Consolidated                              18.9           17.8%           4.3          4.0%              6.4             6.0%
   Bank                                      18.9           17.8%           4.3          4.0%              6.4             6.0%

Tier 1 capital (to average assets)
   Consolidated                              18.9            9.8%           7.7          4.0%              9.7             5.0%
   Bank                                      18.9            9.8%           7.7          4.0%              9.7             5.0%

DECEMBER 31, 1997
Total capital (to risk weighted assets)
   Consolidated                             $18.9           19.0%          $8.0          8.0%            $10.0            10.0%
   Bank                                      18.9           19.0%           8.0          8.0%             10.0            10.0%

Tier 1 capital (to risk weighted assets)
   Consolidated                              17.7           17.7%           4.0          4.0%              6.0             6.0%
   Bank                                      17.7           17.7%           4.0          4.0%              6.0             6.0%

Tier 1 capital (to average assets)
   Consolidated                              17.7            9.9%           7.1          4.0%              8.9             5.0%
   Bank                                      17.7            9.9%           7.1          4.0%              8.9             5.0%


NET INTEREST INCOME

The following table shows the daily average Consolidated Balance Sheet, revenue on earning assets (on a pre-tax basis), expense on interest-bearing liabilities, and the annualized effective rate or yield for the six month periods ending June 30, in thousands:


                                                1998                                          1997
                               Average                        Yield/        Average                          Yield/
                               Balance        Interest         Rate         Balance        Interest           Rate
                               -------        --------         ----         -------        --------           ----
Interest-earning assets:
   Interest-earning
    deposits                    $  1,000              29         5.80%      $
   Federal funds sold              9,951             285         5.73%         7,015              188            5.36%
   Total securities               65,266           1,893         5.80%        58,512            1,756            6.00%
   Loans                         104,148           4,898         9.41%        99,105            4,632            9.35%
                             ---------------------------                  ---------------------------
    Total interest-
     earning assets              180,365           7,105         7.88%      $164,632            6,576            7.99%
                                            --------------------------                  ------------------------------
Cash and due from
    banks                          6,070                                       5,442
Premises and
    equipment, net                 2,759                                       2,635
Other assets                       2,361                                       2,460
                             -----------                                  ----------
    Total                       $191,555                                    $175,169
                             ===========                                  ==========

Interest-bearing liabilities:
   Interest-bearing
    demand deposits             $ 14,376             170         2.37%        13,575              161            2.37%
   Savings                        67,366           1,280         3.80%        23,463              334            2.85%
   Time deposits                  66,218           1,778         5.37%        98,478            2,409            4.89%
                             ---------------------------                  ---------------------------
    Total interest-
     bearing deposits            147,960           3,228         4.36%       135,516            2,904            4.29%
                                          ----------------------------                  ------------------------------
Non-interest
   bearing deposits               23,032                                      20,503
Other liabilities                  1,851                                       1,658
Shareholders' equity              18,712                                      17,492
                             -----------                                  ----------
    Total                       $191,555                                    $175,169
                             ===========                                  ==========
Net interest income                               $3,877                                       $3,672
                                          ==============                                =============
Net interest spread                                              3.52%                                           3.70%
                                                          ============                                   =============
Net yield on interest-
   earning assets                                                4.30%                                           4.46%
                                                          ============                                   =============

YEAR 2000 ISSUE

This global issue poses a threat to businesses everywhere. The problems, which will evidence themselves in the year 2000, derive from a two digit limitation in source programming for calendar years. The Company has assembled an internal technology committee to thoroughly identify and correct any potential problems in this area well ahead of the year 2000. Our mission is to continue to offer continuous quality financial services, which meet the needs of the customers and communities we serve, into the next millennium. We are committed to allocating sufficient resources, capital, and personnel to accomplish our mission. We will identify Y2K risk to bank and holding company, develop plans and programs to lower risk to acceptable levels, develop backup plans for failure and adhere to regulatory requirements.


ACCOUNTING CHANGES

In 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that financial statements include comprehensive income in addition to net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, beginning with the first interim period.

PART II- OTHER INFORMATION

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6- EXHIBITS AND REPORTS OF FORM 8-K

a.) None
b.) None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CNB Corporation
                                       -----------------------------------------
                                                   (Registrant)




Date:    August 6,  1998               /s/ Robert E. Churchill
         --------------------------    -----------------------------------------
                                                  Robert E. Churchill
                                          President and Chief Executive Officer




Date:    August 6, 1998                /s/ John F. Ekdahl
         --------------------------    -----------------------------------------
                                                   John F. Ekdahl
                                                Senior Vice President




Date:    August 6, 1998                /s/ Susan A. Eno
         --------------------------    -----------------------------------------
                                                    Susan A. Eno
                                                Senior Vice President

                              INDEX TO EXHIBITS



EXHIBIT NO.                                       DESCRIPTION
-----------                                       -----------
    27                                            Financial Data Schedule