Form 10-Q
period 1998-09-30
CNB CORP /MI/
filed 1998-11-13
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                 Yes (X) No ( )

As of October 31, 1998 there were 1,026,716 shares of the issuer's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands)
------------------------------------------

                                                                   September 30,                  December 31,
                                                                       1998                           1997
ASSETS                                                              (UNAUDITED)

Cash and due from banks                                                  $     5,165                   $      6,004
Federal funds sold                                                            11,950                         13,300
                                                                         -----------                   ------------
     Total cash and cash equivalents                                          17,115                         19,304
Interest-earning deposits                                                                                     1,000
Securities available for sale                                                 24,145                         19,162
Securities held to maturity (market value of
    $ 41,342 in 1998 and $ 42,718 in 1997)                                    40,909                         42,483
Other securities                                                                 753                            716
Loans, net                                                                   106,640                        101,797
Premises and equipment, net                                                    2,900                          2,686
Other assets                                                                   3,970                          3,674
                                                                         -----------                   ------------
     Total assets                                                        $   196,432                   $    190,822
                                                                         ===========                   ============
LIABILITIES

Deposits
     Non-interest bearing                                                $    27,644                   $     23,769
     Interest-bearing                                                        147,123                        146,557
                                                                         -----------                   ------------
          Total deposits                                                     174,767                        170,326
Other liabilities                                                              2,123                          2,351
                                                                         -----------                   ------------
     Total liabilities                                                       176,890                        172,677
                                                                         -----------                   ------------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
 shares authorized, shares outstanding
 09/30/98-1,026,716; 12/31/97-977,289                                          2,567                          2,443
Additional paid-in capital                                                     8,571                          6,583
Retained earnings                                                              8,190                          9,066
Unrealized gains(losses) on securities
 available for sale, net of tax                                                  214                             53
                                                                         -----------                   ------------
     Total shareholders' equity                                               19,542                         18,145
                                                                         -----------                   ------------
          Total liabilities and shareholders' equity                     $   196,432                    $   190,822
                                                                         ===========                   ============




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME(in thousands)
----------------------------------------------------------------------------

                                                         Three months ended               Nine months ended
                                                           September 30,                    September 30,
                                                       1998             1997            1998             1997
                                                                             (UNAUDITED)
INTEREST INCOME
     Loans, including fees                                 $2,525           $2,495          $7,423           $7,127
     Securities
          Taxable                                             832              834           2,532            2,393
          Tax-exempt                                          129               95             351              279
     Federal funds sold                                       162              153             447              354
                                                  ------------------------------------------------------------------
          Total interest income                             3,648            3,577          10,753           10,153
                                                  ------------------------------------------------------------------
INTEREST EXPENSE ON DEPOSITS                                1,616            1,580           4,844            4,485
                                                  ------------------------------------------------------------------

NET INTEREST INCOME                                         2,032            1,997           5,909            5,668

Provision for loan losses                                      25               25              75               75
                                                  ------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                            2,007            1,972           5,834            5,593
                                                  ------------------------------------------------------------------

NON-INTEREST INCOME
     Service charges and fees                                 236              238             654              608
     Loan sales and servicing fees                             60               20             166              106
     Other income                                              47              122             157              215
                                                  ------------------------------------------------------------------
          Total non-interest income                           343              380             977              929
                                                  ------------------------------------------------------------------

NON-INTEREST EXPENSES
     Salary and employee benefits                             781              717           2,171            2,113
     Occupancy                                                155              164             462              469
     Supplies                                                  49               36             148              124
     Other expenses                                           282              289             776              800
                                                  ------------------------------------------------------------------
          Total non-interest expenses                       1,267            1,206           3,557            3,506
                                                  ------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  1,083            1,146           3,254            3,016
Income tax expense                                            325              358             951              926
                                                  ------------------------------------------------------------------
NET INCOME                                                   $758             $788          $2,303           $2,090
                                                  ==================================================================

Other comprehensive income, net of tax:
   Change in unrealized gains (losses)
     On Securities                                            146                5             161               28
                                                  ------------------------------------------------------------------
Comprehensive income                                         $904             $793          $2,464           $2,118
                                                  ==================================================================

Return on average assets (annualized)                        1.56%            1.75%           1.58%            1.55%
Return on average equity (annualized)                       16.02%           17.83%          16.22%           15.76%

Basic earnings per share                                     $.73             $.69           $2.24            $2.20
Diluted earnings per share                                   $.73             $.69           $2.23            $2.20



All per share statistics have been retroactively adjusted to reflect the 5% stock dividends on June 25, 1997 and February 20, 1998.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY(in thousands)
------------------------------------------------------------------------

                                                                                           Unrealized
                                                                                         Gains(Losses)
                                                                                         On Securities
                                                                                         Available for
                                               Common         Capital      Retained       Sale, Net of
                                                Stock         Surplus      Earnings           Tax              Total
                                               ------         -------      --------      -------------         -----
                                                                            (UNAUDITED)
Balance-January 1, 1997                             $2,327        $4,979        $9,749               $(2)         $17,053
Net Income, 1997                                                                 2,880                              2,880
Cash dividends $ 1.79 per share                                                 (1,841)                            (1,841)
5% stock dividend (a)                                  116         1,599        (1,722)                                (7)
Shares issued under stock
 plan                                                                  5                                                5
Net change in unrealized
 gains (losses) on securities
 Available for sale, net of tax                                                                       55               55
                                           -------------------------------------------------------------------------------
Balance-December 31, 1997                            2,443         6,583         9,066                53           18,145

Net Income YTD 1998                                                              2,303                              2,303
Cash dividends $ 1.05 per share                                                 (1,078)                            (1,078)
5% stock dividend (a)                                  122         1,968        (2,101)                               (11)
Shares issued under stock
 plan                                                    2            20                                               22
Net change in unrealized
 gains (losses) on securities
 Available for sale, net of tax                                                                      161              161
                                           -------------------------------------------------------------------------------
Balance-September 30, 1998                          $2,567        $8,571        $8,190              $214          $19,542
                                           ===============================================================================


(a) All per share statistics have been retroactively adjusted to reflect the 5% stock dividends on June 25, 1997 and February 20, 1998.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
----------------------------------------------------


                                                                                             Nine months ended
                                                                                               September 30,
                                                                                       1998               1997
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                           $2,303             $2,090
     Adjustments to reconcile net income to net cash
      from operating activities
          Depreciation                                                                       197                215
          Accretion and amortization of investment securities, net                            28                102
          Provision for loan losses                                                           75                 75
          Loans originated for sale                                                       (9,473)            (4,036)
          Proceeds from sales of loans originated for sale                                 9,479              4,040
          Gain on sales of loans                                                              (6)                (4)
          Increase in other assets                                                          (379)              (311)
          Increase in other liabilities                                                      243                286
                                                                                      ----------         ----------
             Total adjustments                                                               164                367
                                                                                      ----------         ----------
                  Net cash from operating activities                                       2,467              2,457
                                                                                      ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                             5,228              3,000
     Purchase of securities available for sale                                           (10,041)           (10,633)
     Proceeds from maturities of securities held to maturity                              14,045             18,427
     Purchase of securities held to maturity                                             (12,462)           (12,198)
     Proceeds of other securities                                                          1,000
     Net increase in portfolio loans                                                      (4,918)            (7,495)
     Premises and equipment expenditures                                                    (411)               (79)
                                                                                      ----------         ----------
                  Net cash from investing activities                                      (7,559)            (8,978)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                              4,441             15,591
     Dividends paid                                                                       (1,544)            (1,459)
     Proceeds from exercise of stock options                                                   6
                                                                                      ----------         ----------
                  Net cash from financing activities                                       2,903             14,132

Net change in cash and cash equivalents                                                   (2,189)             7,611

Cash and cash equivalents at beginning of year                                            19,304             10,104
                                                                                      ----------         ----------

Cash and cash equivalents at end of period                                            $   17,115         $   17,715
                                                                                      ==========         ==========


Cash paid during the period for

Interest                                                                                  $4,887             $4,441
Income taxes                                                                                $967             $1,016


See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation and its wholly owned subsidiary, Citizens National Bank of Cheboygan, after elimination of significant intercompany transactions and accounts. The statements have been prepared by management without audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 1997.

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

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the nine-month period ending September 30, 1998.


FINANCIAL CONDITION

CNB Corporation's earnings for the nine-month period ending September 30, 1998 were $2.3 million, a 10.2% increase over the same period last year. Earnings for the quarter ending September 30 were $758,000 compared to $788,000 for the same period last year. The increase can be attributed to an increase in interest as well as non-interest income. Earnings per share increased to $2.24 per share in 1998 from $2.20 per share in 1997. Return on average assets for the nine-month period ending September 30, 1998 was 1.58% compared to 1.55% for the same period last year. Return on average equity was 16.22% compared to 15.76% last year.

Net interest income for the nine months ending September 30, 1998 was $5.9 million compared to $5.7 million in 1997. For the quarter ending September 30, 1998, net interest income was $2.0 million the same as that period last year. The increases can be attributed to an increase in volume of interest-earning assets.

For the nine months ending September 30, 1998 the Bank has sold $9.5 million to the secondary market compared to $ 4.0 million sold in 1997. Non-interest income increased 5.2% to $977,000 from the same period last year, which is a result of the Bank selling more residential real estate to the secondary market.

Non-interest expenses increased slightly for the nine months ending September 30, 1998 compared to 1997 while the quarter to quarter comparison saw an increase of 5.1%. There was no significant change in the income tax position of the Company during the first nine months of 1998 with the increase corresponding to an increase in pre-tax income.


SECURITIES

Securities increased $3.4 million or 5.5% since December 31, 1997. The available for sale portfolio increased to 37.1% up from 31.1% at year-end. Currently, the Company primarily maintains a short-term securities portfolio.


The amortized cost and fair values of securities were as follows:


                                                                             Gross          Gross
                                                          Amortized       Unrealized      Unrealized          Fair
Available for sale                                           Cost            Gains          Losses           Value
                                                      -------------------------------------------------------------------
SEPTEMBER 30, 1998
U.S. Government and agency                                  $21,057          $186             $(1)          $21,242
State and municipal                                           2,765           138                             2,903
                                                      -------------------------------------------------------------
                                                            $23,822          $324             $(1)          $24,145
                                                      =============================================================


                                                               Gross              Gross
                                             Amortized      Unrealized          Unrealized          Fair
Available for sale                             Cost            Gains              Losses            Value
                                         -------------------------------------------------------------------
DECEMBER 31, 1997
U.S. Government and agency                         $16,085           $39             $(8)           $16,116
State and municipal                                  2,997            49                              3,046
                                         -------------------------------------------------------------------
                                                   $19,082           $88             $(8)           $19,162
                                         ===================================================================
Held to maturity
SEPTEMBER 30, 1998
U.S. Government and agency                         $19,050          $125                            $19,175
State and municipal                                 21,859           309              (1)            22,167
                                         -------------------------------------------------------------------
                                                   $40,909          $434             $(1)           $41,342
                                         ===================================================================
Held to maturity
DECEMBER 31, 1997
U.S. Government and agency                         $28,529          $137            $(26)           $28,640
State and municipal                                 13,954           135             (11)            14,078
                                         -------------------------------------------------------------------
                                                   $42,483          $272            $(37)           $42,718
                                         ===================================================================

The amortized cost and fair value of securities by contractual maturity at current date are shown below, in thousands of dollars.


                                                               Available for Sale              Held to Maturity
                                                               ------------------              ----------------

                                                           Amortized        Fair          Amortized            Fair
                                                             Cost           Value            Cost             Value
                                                             ----           -----            ----             -----
Due in one year or less                                     $ 7,225       $ 7,260          $26,420          $26,504
Due after one year through five years                        15,767        15,963           12,782           13,011
Due after five years through ten years                          830           922            1,432            1,514
Due after ten years                                                                            275              313
                                                         --------------------------------------------------------------
Total                                                       $23,822       $24,145          $40,909          $41,342
                                                         ==============================================================



LOANS

Net loans at September 30, 1998 increased $4.8 million or 4.8% from December 31, 1997. Residential real estate mortgages increased for the period by $5.6 million or 9.1% as the Company continues to retain, rather than sell on the secondary market, residential mortgages of 15 years or less. As the yield on these loans is greater than the yield available on the types of securities the Company invests in, this increase will help to maintain the net interest margin of the Company.

The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 1998 and December 31, 1997, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at September 30, 1998 indicates that the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 9.8% of total loans.


                                                     September 30, 1998                   December 31, 1997
Portfolio loans:                                  Balance        % of total          Balance          % of total
                                                  -------        ----------          -------          ----------
   Residential real estate                         $    66,308          61.26%         $    60,754           58.78%
   Consumer                                             10,695           9.88%              10,009            9.68%
   Commercial real estate                               19,893          18.38%              20,899           20.22%
   Commercial                                           11,346          10.48%              11,705           11.32%
                                                   ----------------------------------------------------------------
                                                       108,242         100.00%             103,367          100.00%
   Deferred loan origination fees, net                     (98)                               (128)
   Allowance for loan losses                            (1,504)                             (1,442)
                                                   -----------                         -----------
                                                   $   106,640                         $   101,797
                                                   ===========                         ===========


ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, follows:

                                              1998                     1997
                                              ----                     ----
Beginning balance                             $    1,442               $    1,361
Provision for loan losses                             75                       75
Charge-offs                                          (38)                     (16)
Recoveries                                            25                       16
                                              ----------               ----------
Ending balance                                $    1,504               $    1,436
                                              ==========               ==========

The Company had no impaired loans for 1998 and 1997.


CREDIT QUALITY

The Company maintains a high level of asset quality as a result of actively managing delinquencies, nonperforming assets and potential problem loans. The Company performs an ongoing review of all large credits to watch for any deterioration in quality. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans in (1) above); and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate amount of nonperforming loans is shown in the table below.


                                            September 30,                   December 31,
                                                1998                            1997
                                                ----                            ----
                                                          (In thousands)
Nonaccrual                                          $                             $      21
Loans past due 90 days or more                            328                            78
Troubled debt restructurings
                                                    ---------                     ---------
   Total nonperforming loans                        $     328                     $      99
                                                    =========                     =========

Percent of total loans                                 0.30%                         0.10%


DEPOSITS

The Company's deposit activity increased $4.4 million or 2.6% since December 31, 1997. The majority of the Company's deposits are derived from core customers, relating to long term relationships with local personal, business and public customers. Deposit rates are monitored continually to assure that the Company pays a competitive rate.


LIQUIDITY AND FUNDS MANAGEMENT

For the nine months of 1998, the Company's net cash from operating activities as well as financing activities allowed the $4.9 million dollar growth in our loan portfolio. The Company maintains a steady schedule of investment securities maturing each month to help meet liquidity needs. The Company does not anticipate any significant changes in its seasonal pattern.


FUNDS MANAGEMENT

The following chart shows the Company's interest rate sensitivity as of September 30, 1998, in thousands:

                                              Up to         4 to 12       1 to 5           Over
                                            3 Months        Months         Years         5 Years           Total
                                            --------        ------         -----         -------           -----
Federal funds sold                               $11,950       $             $              $                 $ 11,950
Taxable investment securities                      8,196        18,927        25,084                            52,207
Non-taxable investment
   securities                                        550         6,086         3,833            2,378           12,847
Loans                                             29,131        25,138        34,417           19,458          108,144
                                              ------------------------------------------------------------------------
     Total rate sensitive assets                 $49,827       $50,151       $63,334          $21,836         $185,148
                                                                                                              ========

Interest-bearing demand
   deposits                                      $ 1,494        $4,038        $9,420        $                  $14,952
Savings                                            6,066         5,460        12,735                            24,261
Money market savings                              17,670         7,919        18,474                            44,063
Time deposits                                     18,436        26,641        18,753               17           63,847
                                              ------------------------------------------------------------------------
     Total rate sensitive liabilities             43,666        44,058        59,382               17         $147,123
                                                                                                              ========

Gap                                              $ 6,161       $ 6,093       $ 3,952        $  21,819
                                              --------------------------------------------------------

Cumulative gap                                    $6,161       $12,254       $16,206        $  38,025
                                              ========================================================

Cumulative ratio                                 114.11%       113.97%
                                              =======================



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

CAPITAL RESOURCES

The capital ratios of the Company and Bank exceed the regulatory guidelines for well-capitalized institutions. The following table shows the Company's capital ratios and ratio calculations for the periods ended. Dollars are shown in millions.


                                                                                                         Minimum Required
                                                                                                            To Be Well
                                                                          Minimum Required              Capitalized Under
                                                                            For Capital                 Prompt Corrective
                                                 Actual                  Adequacy Purposes              Action Regulations
                                     ---------------------------------------------------------------------------------------------
                                         Amount          Ratio          Amount         Ratio         Amount           Ratio
                                         ------          -----          ------         -----         ------           -----
SEPTEMBER 30, 1998
Total capital (to risk weighted assets)
   Consolidated                           $20.2          19.0%           $8.5          8.0%           $10.6            10.0%
   Bank                                    20.6          19.6%            8.4          8.0%            10.5            10.0%

Tier 1 capital (to risk weighted assets)
   Consolidated                            18.9          17.8%            4.3          4.0%             6.4             6.0%
   Bank                                    19.3          18.3%            4.2          4.0%             6.3             6.0%

Tier 1 capital (to average assets)
   Consolidated                            18.9           9.8%            7.7          4.0%             9.7             5.0%
   Bank                                    19.3           9.7%            7.9          4.0%             9.9             5.0%


DECEMBER 31, 1997
Total capital (to risk weighted assets)
   Consolidated                           $18.9          19.0%           $8.0          8.0%           $10.0            10.0%
   Bank                                    18.9          19.0%            8.0          8.0%            10.0            10.0%

Tier 1 capital (to risk weighted assets)
   Consolidated                            17.7          17.7%            4.0          4.0%             6.0             6.0%
   Bank                                    17.7          17.7%            4.0          4.0%             6.0             6.0%

Tier 1 capital (to average assets)
   Consolidated                            17.7           9.9%            7.1          4.0%             8.9             5.0%
   Bank                                    17.7           9.9%            7.1          4.0%             8.9             5.0%


NET INTEREST INCOME

The following table shows the daily average Consolidated Balance Sheet, revenue on earning assets (on a pre-tax basis), expense on interest-bearing liabilities, and the annualized effective rate or yield for the nine month periods ending September 30, in thousands:


                                              1998                                          1997
                             Average                        Yield/        Average                          Yield/
                             Balance        Interest         Rate         Balance        Interest           Rate
                             -------        --------        ------        -------        --------          ------
Interest-earning assets:
   Interest-earning
    deposits                   $     714      $       31         5.79%     $                 $
   Federal funds sold             10,363             447         5.75%         8,209              354            5.75%
   Total securities               65,744           2,852         5.78%        59,848            2,672            5.95%
   Loans                         105,383           7,423         9.39%       100,757            7,127            9.43%
                               -------------------------                    -------------------------
    Total interest-
     earning assets              182,204          10,753         7.87%       168,814           10,153            8.02%
                                              -----------------------                     ---------------------------
Cash and due from
    banks                          6,381                                       5,849
Premises and
    Equipment, net                 2,815                                       2,616
Other assets                       2,414                                       2,434
                               ---------                                   ---------
    Total                      $ 193,814                                   $ 179,713
                               =========                                   =========


Interest-bearing liabilities:
   Interest-bearing
    demand deposits              $14,675             262         2.38%       $13,797              246            2.38%
   Savings                        68,047           1,941         3.80%        62,830            1,767            3.75%
   Time deposits                  65,317           2,641         5.39%        61,623            2,472            5.35%
                               -------------------------                    -------------------------
    Total interest-
     bearing deposits            148,039           4,844         4.36%       138,250            4,485            4.33%
                                              -----------------------                     ---------------------------
Non-interest
   bearing deposits               24,969                                      22,076
Other liabilities                  1,883                                       1,704
Shareholders' equity              18,923                                      17,683
                               ---------                                   ---------
    Total                      $ 193,814                                   $ 179,713
                               =========                                   =========

Net interest income                           $    5,909                                     $   5,668
                                         ===============                             =================

Net interest spread                                              3.51%                                           3.69%
                                                         ==============                               =================

Net yield on interest-
   earning assets                                                4.32%                                           4.48%
                                                         ==============                               =================


YEAR 2000 ISSUE

The year 2000 issue poses a threat to businesses everywhere. The problems, which will evidence themselves in the year 2000, derive from a two-digit limitation in source programming for calendar years. The Company has assembled an internal technology committee to thoroughly identify and correct any potential problems in this area well ahead of the year 2000. Our mission is to continue to offer continuous quality financial services, which meet the needs of the customers and communities we serve, into the next millennium. We are committed to allocating sufficient resources, capital, and personnel to accomplish our mission. We will identify Y2K risks to the bank and holding company, develop plans and programs to lower risk to acceptable levels, develop backup plans for failure and adhere to regulatory requirements.

The Company is currently in phase 4 of a 5-phase plan to prepare for the year 2000 issue. In the first phase, the awareness phase, the Company established a committee to develop a strategy to test our in-house system, service bureaus for systems that are outsourced, vendors, auditors, customers and suppliers. The Company also approved a budget for any year 2000 issues. The budget for 1998 is $ 28,400 and for 1999 a projected budget of $38,775. In addition, the Board of Directors approved the purchase of a new in-house computer mainframe costing $ 321,707 that was purchased and installed in 1998 as well as various surety agreement options for an additional $ 111,120. Our regulators have established several deadlines for financial institutions to comply with the year 2000 issue. In addition, the Company has reviewed the year 2000 issue with its board of directors, staff and customers.

Phase 2 is an assessment phase and general risk control phase during which the committee assessed the size and complexity of the year 2000 issue. This phase must identify all hardware, software, networks, and automated teller machines, other various processing platforms, customer and vendor interdependencies affected by the year 2000 change. The Company's committee identified each item in terms of business risk it poses and assigned one of four risk categories: mission critical, mission necessary, mission desirable and mission unrelated.

Phase 3 is a renovation phase, which is changing the lines of computer code to eliminate the year 2000 problem. This phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes. Also the testing of all internal and external applications. Testing will be substantially completed by year-end 1998.

Phase 4 is the validation phase, which is the phase of testing by institutions relying on service providers for mission critical systems. The Company is tentatively scheduled to complete testing on year 2000 by April 15, 1999.

Phase 5 is the implementation phase. In this phase, systems should be certified as year 2000 compliant and be accepted by business users.


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



                                                                             CNB Corporation
                                                            ---------------------------------------------------
                                                                               (Registrant)



Date:       November 11, 1998                               /s/ Robert E. Churchill
            --------------------------------------          ---------------------------------------------------
                                                                           Robert E. Churchill
                                                                  President and Chief Executive Officer




Date:       November 11, 1998                               /s/ James C. Conboy, Jr.
            --------------------------------------          ---------------------------------------------------
                                                                           James C. Conboy, Jr.
                                                                         Executive Vice President




Date:       November 11, 1998                               /s/ John F. Ekdahl
            --------------------------------------          ---------------------------------------------------
                                                                              John F. Ekdahl
                                                                          Senior Vice President




Date:       November 11, 1998                               /s/ Susan A. Eno
            --------------------------------------          ---------------------------------------------------
                                                                               Susan A. Eno
                                                                          Senior Vice President

                                 EXHIBIT INDEX


Exhibit
Number                        Description
-------                  ---------------------

  29                     Financial Data Schedule