Form 10-K405
period 1998-12-31
CNB CORP /MI/
filed 1999-03-31
CIK 779125

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington , D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999 was $ 61,762,000.

As of March 25, 1999 there were outstanding 1,078,943 shares of the registrant's common stock, $2.50 par value.

The registrant's annual report to security holders for fiscal year ended December 31, 1998 is incorporated by reference in Part I and Part II of this report, and the registrant's proxy statement for its annual meeting of shareholders to be held May 18, 1999 is incorporated by reference in Part III of this report.

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

The Bank's lending function provides a full range of loan products. These include real estate mortgages, secured and unsecured commercial and consumer loans, check credit loans, lines of credit, home equity loans and construction financing. The Bank also participates in specialty loan programs through the Michigan State Housing Development Authority, Small Business Administration, Federal Home Loan Mortgage Corporation, Consolidated Farm Service Agency and Mortgage Guaranty Insurance Corporation. Through correspondent relationships, the Bank also makes available credit cards and student loans. The Bank's loan portfolio is over 63% residential real estate mortgages on both primary and secondary homes. The borrower base is very diverse and loan to value ratios are generally 80% or less. The commercial loan portfolio accounts for approximately 10% of total loans. Agricultural lending is minimal and secured by real estate. Construction lending is predominately residential, with only an occasional "spec" home or commercial building. Unsecured lending is very limited and personal guarantees are required on most commercial loans.

The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold its residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC"). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled over $ 30 million at December 31, 1998.

Banking services are delivered through a system of five full-service banking offices and three drive-in branches plus seven automated teller machines in Cheboygan, Emmet and Presque Isle Counties, Michigan. The business base of the Counties is primarily tourism with light manufacturing. The Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participation, and the purchase and sale of federal funds and other similar services.

Under various agency relationships, the Bank provides trust and discount brokerage services and mutual fund, annuity and life insurance products to its customers.

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

As of December 31, 1998, the Bank employed 66 full-time and 14 part-time employees. This compares to 64 full-time and 17 part-time employees as of December 31, 1997. The Company has no full-time employees. Its operation and business are carried out by officers and employees of the Bank who are not compensated by the Company.

INVESTMENTS

Securities and their fair values at December 31 were as follows:


 AVAILABLE FOR SALE                                             Gross         Gross
                                              Amortized      Unrealized     Unrealized     Fair
                                                Cost            Gains         Losses       Value
                                                ----            -----         ------       -----
                                                                   (In thousands)
1998
   U.S. government and agency                 $    21,046      $    211       $  -        $  21,257
   State and municipal                              2,763           137          -            2,900
                                              -----------      --------       --------    ---------
                                              $    23,809      $    348       $  -        $  24,157
                                              ===========      ========       ========    =========
1997
   U.S. government and agency                 $    16,085      $     39       $     (8)   $  16,116
   State and municipal                        $     2,997      $     49       $  -        $   3,046
                                              -----------      --------       --------    ---------
                                              $    19,082      $     88       $     (8)   $  19,162
                                              ===========      ========       ========    =========

HELD TO MATURITY

1998
   U.S. government and agency                 $    14,053      $     95       $  -        $  14,148
   State and municipal                             22,314           388             (1)      22,701
                                              -----------      --------       --------    ---------
                                              $    36,367      $    483       $     (1)   $  36,849
                                              ===========      ========       ========    =========

1997
   U.S. government and agency                 $    28,529      $    137       $    (26)   $  28,640
   State and municipal                             13,954           135            (11)      14,078
                                              -----------      --------       --------    ---------
                                              $    42,483      $    272       $    (37)   $  42,718
                                              ===========      ========       ========    =========

Scheduled maturities of the carrying value of securities available for sale and held to maturity at December 31, 1998 were as follows:

                                           Due in          Due from           Due from            Due
                                          one year          one to             five to         after ten
                                           or less         five years         ten years          years            Total
                                           -------         ----------         ---------          -----            -----
                                                                          (In thousands)
U.S. Government and agencies             $   21,095        $   14,215         $     -          $    -          $  35,310
State and municipal                          10,406            10,784             2,814           1,210        $  25,214
                                         ----------        ----------         ---------        --------        ---------
                                         $   31,501        $   24,999         $   2,814        $  1,210        $  60,524
                                         ==========        ==========         =========        ========        =========
Yield                                         5.65%             5.59%             4.85%           6.01%            5.60%


LOANS

The following is a summary of loans at December 31:

                                              1998              1997             1996             1995            1994
                                              ----              ----             ----             ----            ----
                                                                         (In thousands)
Residential real estate                    $  69,319         $  60,754       $  56,699         $ 46,689        $ 42,391
Consumer                                      10,229            10,009           9,239            9,395           8,882
Commercial real estate                        20,202            20,899          21,331           21,487          23,081
Commercial                                    10,836            11,705           9,632           10,765           9,592
                                           ---------         ---------       ---------         --------        --------
                                             110,586           103,367          96,901           88,336          83,946
Deferred loan origination fees, net              (81)             (128)           (160)            (189)           (240)
Allowance for loan losses                     (1,518)           (1,442)         (1,361)          (1,305)         (1,247)
                                           ---------         ---------       ---------         --------        --------
                                           $ 108,987         $ 101,797       $  95,380         $ 86,842        $ 82,459
                                           =========         =========       =========         ========        ========


Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding (excluding residential real estate mortgage and consumer loans) at December 31, 1998, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity of changes in interest rates.

                                                               Total
                                                          (In thousands)
In one year or less                                         $  11,485
After one year but within five years
   Interest rates are floating or adjustable                    4,118
   Interest rates are fixed or predetermined                   10,510

After five years
   Interest rates are floating or adjustable                    4,172
   Interest rates are fixed or predetermined                      753
                                                            ---------
                                                            $  31,038
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

                                                      1998              1997             1996             1995            1994
                                                      ----              ----             ----             ----            ----
                                                                                  (In thousands)
Balance at the beginning of the period             $   1,442          $  1,361        $  1,305         $  1,246        $  1,258
Charge-offs:
   Residential real estate                                 4                 2             -                 44              15
   Consumer                                               45                36              63               25              21
   Commercial real estate                                -                 -               -                -               -
   Commercial                                              3               -               -                -                27
                                                   ---------          --------        --------         --------        --------
Total charge-offs                                         52                38              63               69              63
                                                   ---------          --------        --------         --------        --------

Recoveries:

   Residential real estate                                 1                 4               2               17               3
   Consumer                                               10                15              17               11              13
   Commercial real estate
   Commercial                                             17
                                                   ---------          --------        --------         --------        --------
Total recoveries                                          28                19              19               28              16
Provision charged to expense                             100               100             100              100              36
Allowance for possible loan
   losses, end of period                           ---------          --------        --------         --------        --------
                                                   $   1,518          $  1,442        $  1,361         $  1,305        $  1,247
                                                   =========          ========        ========         ========        ========

Total loans outstanding at
   end of period                                   $ 110,586          $103,367        $ 96,901         $ 88,336        $ 83,946


Average total loans outstanding
  for the year                                     $ 106,661          $101,518        $ 93,193         $ 86,158        $ 84,302


Ratio of net charge-offs to
  daily average loans outstanding                      0.02%             0.02%           0.05%            0.05%           0.06%


Ratio of net charge-offs to
  total loans outstanding                              0.02%             0.02%           0.05%            0.05%           0.06%


The allocation of the allowance for loan losses for the years ended December 31 is:

                                       Residential                         Commercial
                                       Real Estate        Consumer         Real Estate      Commercial    Unallocated        Total
                                       -----------        --------         -----------      ----------    -----------        -----
                                                                      (In thousands)
1998 Allowance amount                       15                54                 5              77            1,367           1,518
% of Total loans                         62.7%              9.2%             18.3%            9.8%                           100.0%


1997 Allowance amount                       28                28                74              57            1,255           1,442
% of Total loans                         58.8%              9.7%             20.2%           11.3%                           100.0%


1996 Allowance amount                       42                36                 7              51            1,225           1,361
% of Total loans                         58.5%              9.5%             22.0%           10.0%                           100.0%


1995 Allowance amount                       43                36                23              65            1,138           1,305
% of Total loans                         52.9%             10.6%             24.3%           12.2%                           100.0%


1994 Allowance amount                        5                18                50              46            1,128           1,247
% of Total loans                         50.5%             10.6%             27.5%           11.4%                           100.0%



The review of the loan portfolio revealed no undue concentrations of credit, however, the portfolio continues to be highly concentrated in residential real estate mortgages and highly dependent upon the tourist industry for the source of repayment. Because the reliance on tourism is both primary, (i.e. loans to motels, hotels and restaurants, etc.) and secondary (i.e. loans to employees of tourist related businesses), it is difficult to assess a specific dollar amount of inherent loss potential. Likewise, the residential real estate market has been stable or increasing, so inherent loss potential in this concentration is also difficult to reasonably assess. Therefore, it is believed that a reasonable margin should be maintained in the allowance for loan losses to cover this undefined potential for loss within the loan portfolio.


The following is a summary of nonaccrual, past due and restructured loans as of December 31:

                                              1998             1997             1996           1995            1994
                                              ----             ----             ----           ----            ----
                                                                          (In thousands)
Nonaccrual loans                           $   -            $      21        $     70        $   -           $   161
Loans past due 90 days or more                   62                78              61             80             132
Troubled debt restucturings                    -                  -               -              -               -
                                           --------         ---------        --------        -------         -------
                                           $     62         $      99        $    131        $    80         $   293
                                           ========         =========        ========        =======         =======

DEPOSITS


The following table presents the remaining maturity of time deposits individually exceeding $ 100,000 at December 31, 1998. Dollars are reported in thousands.


Up to 3 Months              $    4,473
3 to 6 Months                    3,208
7 to 12 Months                   1,854
Over 12 Months                   2,909
                           ------------
                            $   12,444
                           ============


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


An analysis of the Corporation's regulatory capital requirements at December 31, 1998 is presented on page 21 of the Registrant's 1998 Annual Report which is incorporated herein by reference.


ITEM 2 - PROPERTIES

The Company and the Bank have their primary office at 303 North Main Street, Cheboygan, Michigan. In addition, the Bank owns and operates the following facilities: Onaway Office, 20581 W. State Street, Onaway; Mackinaw City Office, 580 S. Nicolet Street, Mackinaw City; Pellston Office, 200 Stimpson, Pellston; Indian River Office, 3990 Straits Highway, Indian River; South Side drive-in, 991 1/2 South Main Street, Cheboygan; Downtown drive-in, 414 Division Street, Cheboygan; East Side drive-in, 816 East State Street, Cheboygan. All properties are owned by the Bank free of any mortgages or encumbrances.


ITEM 3- LEGAL PROCEEDINGS.

Neither the Company nor the Bank are a party to any pending legal proceedings other than the routine litigation that is incidental to the business of lending.


ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders during the fourth quarter of 1998.

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

The information detailing the range of high and low bid information for the equity for each full quarterly period within the two most recent fiscal years can be found under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, which is hereby incorporated by reference.

The information which indicates the amount of common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 8 on page 16 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, which is hereby incorporated by reference.

There are no public offerings pending.

There are approximately 715 shareholders of record of the common stock of the Company as of March 25, 1999.

During 1998, the Company declared regular dividends of $ 1.34 per share plus a special dividend of $ .52. In 1997, the Company declared regular dividends of $
1.25 plus a special dividend of $ .46. These per share statistics have been retroactively adjusted for the 5% stock dividend of June 25,1997, February 20, 1998 and March 1, 1999. Subject to approval of the Board of Directors of the Company and applicable law, the Company anticipates that it will continue to pay a regular cash dividend equal to or greater than the prior years. Special dividends are considered each December based on the current year's earnings. These have resulted in a dividend payout ratio averaging 65.0% for the past three years.

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

ITEM 6-SELECTED FINANCIAL DATA.

The information required by this item is included on Page 1 under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, which is hereby incorporated by reference.


ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is included on pages 25 through 35 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, which is hereby incorporated by reference.


ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included on pages 29 through 30 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, which is hereby incorporated by reference.


ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information is included on pages 2 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, which is hereby incorporated by reference.


ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                                    PART III


ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is included under the caption "Information About Director Nominees" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 18, 1999, which is hereby incorporated by reference.

Information about the executive officers of the Corporation is set forth below.



Name and Age                           Position
------------                           --------

Robert E. Churchill, 58                President and Chief Executive Officer of
                                       the Corporation; Chairman and Chief
                                       Executive Officer of Citizens National
                                       Bank of Cheboygan. Mr. Churchill has been
                                       an officer of the Corporation since its
                                       inception in 1985 and an employee of the
                                       Bank since 1975. He has been in his
                                       current position for more than 10 years.

James C. Conboy, Jr., 51               Executive Vice President of the
                                       Corporation; President and Chief
                                       Operating Officer of Citizens National
                                       Bank of Cheboygan. Mr. Conboy joined the
                                       Corporation and Bank during 1998.

John F. Ekdahl, 48                     Senior Vice President of the Corporation
                                       and Citizens National Bank of Cheboygan.
                                       Mr. Ekdahl has been an officer of the
                                       Corporation since 1993 and an employee of
                                       the Bank since 1987. He has been in his
                                       current position for more than 6 years.

Susan A. Eno, 44                       Senior Vice President of the Corporation;
                                       Senior Vice President and Cashier of
                                       Citizens National Bank of Cheboygan. Ms.
                                       Eno has been an officer of the
                                       Corporation since 1996 and an employee of
                                       the Bank since 1971. She has been in her
                                       current position for more than 2 years.

John P. Ward, 62                       Secretary of the Corporation. Mr. Ward
                                       retired from the Bank during 1998.

Irene M. English, 39                   Treasurer of the Corporation; Vice
                                       President and Controller of Citizens
                                       National Bank of Cheboygan. Ms. English
                                       was appointed an officer of the
                                       Corporation during 1998 and has been an
                                       employee of the Bank since 1985.


ITEM 11-EXECUTIVE COMPENSATION.

The information required by this item is included under the caption "Compensation of Executive Officers" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 18, 1999, which is hereby incorporated by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included under the caption "Ownership of Common Stock" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 18, 1999, which is hereby incorporated by reference.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under the caption "Indebtedness of and Transactions with Management" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 18, 1999, which is hereby incorporated by reference.



                                    PART IV


ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements. The following financial statements, notes to financial statements and independent auditor's report of CNB Corporation and its subsidiary are incorporated by reference in Item 8 of this report:

    Consolidated Balance Sheets-December 31, 1998 and 1997.

    Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996.

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

    Notes to Consolidated Financial Statements.

    Independent Auditor's Report dated February 4, 1999.
    (2) Financial Statement Schedules. Not applicable

    (3) Exhibits.

        (3a) Articles of Incorporation. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

        (3b) By-laws. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

    (11) Statement regarding computation per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 1998, which is hereby incorporated by reference.

    (13) Annual report to shareholders for the year ended December 31, 1998, which is hereby incorporated by reference.

    (21) Subsidiaries of the Company. (filed herewith).

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

                                 CNB CORPORATION
                                  (Registrant)

Date March 25, 1999


/s/ Robert E. Churchill
---------------------------------
Robert E. Churchill
President and Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1999.


/s/ Thomas J. Fisher                            /s/ John L. Ormsbee
---------------------------------               --------------------------------
Thomas J. Fisher                                John L. Ormsbee
Chairman of the Board                           Director



/s/ Robert E. Churchill                         /s/ Francis J. VanAntwerp, Jr.
---------------------------------               --------------------------------
Robert E. Churchill                             Francis J. VanAntwerp, Jr.
Director                                        Director
President and Chief Executive Officer


/s/ James C. Conboy, Jr.                        /s/ John P. Ward
---------------------------------               --------------------------------
James C. Conboy, Jr.                            John P. Ward
Director                                        Director
Executive Vice President                        Treasurer


/s/ Kathleen M. Darrow                          /s/ John F. Ekdahl
---------------------------------               --------------------------------
Kathleen M. Darrow                              John F. Ekdahl
Director                                        Senior Vice President


/s/ Thomas J. Ellenberger                       /s/ Susan A. Eno
---------------------------------               --------------------------------
Thomas J. Ellenberger                           Susan A. Eno
Director                                        Senior Vice President



/s/ Vincent J. Hillesheim
---------------------------------
Vincent J. Hillesheim
Director