Form 10-Q
period 1999-03-31
CNB CORP /MI/
filed 1999-05-14
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

         Yes (X)                                                      No ( )

     As of May 7, 1999 there were 1,079,580 shares of the issuer's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands)
--------------------------------------------------------------------------------

                                                           March           December
                                                         31, 1999          31, 1998
ASSETS                                                 (unaudited)

Cash and due from banks                                 $  5,081          $   6,580
Federal funds sold                                         8,600             12,700
                                                        --------          ---------
     Total cash and cash equivalents                      13,681             19,280
Securities available for sale                             39,260             24,157
Securities held to maturity(market value of
  $ 30,724 in 1999 and $ 36,849 in 1998)                  30,401             36,367
Other securities                                             752                752
Loans, net                                               108,077            108,987
Premises and equipment, net                                3,177              3,196
Other assets                                               3,954              3,771
                                                        --------          ---------

     Total assets                                       $199,302          $ 196,510
                                                        ========          =========

LIABILITIES

Deposits
     Non-interest bearing                               $ 22,572          $  26,044
     Interest-bearing                                    154,841            148,417
                                                        --------          ---------
          Total deposits                                 177,413            174,461
Other liabilities                                          2,093              2,555
                                                        --------          ---------
     Total liabilities                                   179,506            177,016
                                                        --------          ---------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
 shares authorized, shares outstanding
 3/31/99-1,079,580; 12/31/98-1,027,701                     2,699              2,569
Additional paid-in capital                                11,686              8,597
Retained earnings                                          5,299              8,099
Unrealized gains on securities
 available for sale, net of tax                              112                229
                                                        --------          ---------
     Total shareholders' equity                           19,796             19,494
                                                        --------          ---------


          Total liabilities and shareholders' equity    $199,302          $ 196,510
                                                        ========          =========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands)
-------------------------------------------------------------------


                                                                   Year to Date
                                                                     March 31,
                                                         1999                           1998
INTEREST INCOME                                                    (unaudited)
     Loans, including fees                             $ 2,395                        $ 2,412
     Securities
          Taxable                                          736                            814
          Tax-exempt                                       150                            108
     Federal funds sold                                    169                            178
                                                       -------                        -------
          Total interest income                          3,450                          3,512
                                                       -------                        -------
INTEREST EXPENSE ON DEPOSITS                             1,506                          1,620
                                                       -------                        -------

NET INTEREST INCOME                                      1,944                          1,892

Provision for loan losses                                   30                             25
                                                       -------                        -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                         1,914                          1,867
                                                       -------                        -------

NON-INTEREST INCOME
     Service charges and fees                              191                            196
     Net realized gains from sale of loans                  23                             25
     Loan servicing fees, net of amortization               43                             22
     Other income                                           38                             55
                                                       -------                        -------
          Total non-interest income                        295                            298
                                                       -------                        -------

NON-INTEREST EXPENSES
     Salary and employee benefits                          732                            711
     Occupancy                                             156                            153
     Supplies                                               51                             51
     Other expenses                                        204                            162
                                                       -------                        -------
          Total non-interest expenses                    1,143                          1,077
                                                       -------                        -------
INCOME BEFORE INCOME TAXES                               1,066                          1,088
Income tax expense                                         277                            298
                                                       -------                        -------
NET INCOME                                             $   789                        $   790
                                                       =======                        =======

Other comprehensive income(loss)
   Change in unrealized gains (losses) on
    securities available for sale                         (178)                            12
   Tax effects                                              61                             (4)
                                                       -------                        -------
          Total other comprehensive income(loss)       $   672                        $   798
                                                       =======                        =======

Return on average assets (annualized)                    1.59%                          1.66%
Return on average equity (annualized)                   15.98%                         17.05%

Basic earnings per share                                  0.73                           0.73
Diluted earnings per share                                0.72                           0.73


All per share statistics have been retroactively adjusted to reflect the 5% stock dividends on February 20, 1998 and March 1, 1999. See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY(in thousands)
--------------------------------------------------------------------------------
(unaudited)

                                                                                            Unrealized
                                                                                          Gains(Losses)
                                                                                          On Securities
                                                                                          Available for
                                                  Common        Capital      Retained      Sale, Net of
                                                  Stock         Surplus      Earnings          Tax         Total
                                                  -----         -------      --------          ---         -----
Balance-January 1, 1998                           $ 2,443       $ 6,583       $ 9,066       $ 53         $ 18,145
Net Income, 1998                                                                3,136                       3,136
Cash dividends $ 1.86 per share(a)                                             (2,002)                     (2,002)
5% stock dividend                                     121         1,968        (2,101)                        (12)
Shares issued under stock
 plan,net                                               5            51                                        56
Purchase and retirement of
 common stock                                                        (5)                                       (5)
Net change in unrealized
 gains (losses) on securities
 available for sale, net of tax                                                              176              176
                                           ----------------------------------------------------------------------
Balance-December 31, 1998                           2,569         8,597         8,099        229           19,494
Net Income YTD 1999                                                               789                         789
Cash dividends $ .35 per share                                                   (378)                       (378)
5% stock dividend                                     128         3,064        (3,211)                        (19)
Shares issued under stock
 plan                                                   2            28                                        30
Purchase and retirement of
 common stock                                                        (3)                                       (3)
Net change in unrealized
 gain (loss) on securities
 available for sale                                                                         (117)            (117)
                                           ----------------------------------------------------------------------
Balance-March 31, 1999                            $ 2,699      $ 11,686       $ 5,299      $ 112         $ 19,796
                                           ======================================================================


(a) All per share statistics have been retroactively adjusted to reflect the 5% stock dividends on February 20, 1998 and March 1, 1999.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------


                                                                                 Three months ended March 31,
                                                                            1999                             1998
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                          $    789                          $    790
     Adjustments to reconcile net income to net cash
      from operating activities
          Depreciation                                                         73                                65
          Accretion and amortization of investment securities, net             54                                 7
          Provision for loan losses                                            30                                25
          Loans originated for sale                                        (4,702)                           (3,295)
          Proceeds from sales of loans originated for sale                  4,703                             3,296
          Gain on sales of loans                                              (23)                              (25)
          (Increase)decrease in other assets                                 (100)                              (53)
          Increase (decrease) in other liabilities                             87                               134
                                                                         --------                          --------
              Total adjustments                                               122                               154
                                                                         --------                          --------
                   Net cash from operating activities                         911                               944
                                                                         --------                          --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale              3,164                             1,139
     Purchase of securities available for sale                            (18,459)                           (6,999)
     Proceeds from maturites of securities held to maturity                 5,926                             5,164
     Purchase of securities held to maturity                                    -                            (3,214)
     Net (increase)decrease in portfolio loans                                880                            (1,346)
     Premises and equipment expenditures                                      (54)                               (6)
                                                                         --------                          --------
                   Net cash from investing activities                      (8,543)                           (5,262)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                               2,952                               663
     Dividends paid                                                          (946)                             (831)
     Proceeds from exercise of stock options                                   30                                 3
     Purchases of common stock                                                 (3)                                -
                                                                         --------                          --------
                   Net cash from financing activities                       2,033                              (165)

Net change in cash and cash equivalents                                    (5,599)                           (4,483)

Cash and cash equivalents at beginning of year                             19,280                            19,304
                                                                         --------                          --------
Cash and cash equivalents at end of period                               $ 13,681                          $ 14,821
                                                                         ========                          ========

Cash paid during the period for

Interest                                                                 $  1,480                          $  1,593
Income taxes                                                             $    539                          $    597

See accompanying notes to consolidated financial statements.

                         NOTES TO FINANCIAL STATEMENTS


Note 1-Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan, after elimination of significant inter-company transactions and accounts. The statements have been prepared by management without audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjuction with the notes to the financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 1998.

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

Note-2 Earnings Per Share

Basic earnings per share is calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. The weighted average shares outstanding in calculating the basic earnings per share was 1,078,999 while the weighted average dilutive potential shares for the diluted earnings per share was 1,092,956.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the three month period ending March 31, 1999.

FINANCIAL CONDITION

CNB Corporation's 1999 first quarter earnings were $ 789,000, a slight decrease over 1998 first quarter results. Earnings per share remained unchanged from 1998 at $ 0.73. The return on assets was 1.59% for the quarter versus 1.66% for the same period in 1998. The return on equity was 15.98% compared to 17.05% for the same period last year.

First quarter net interest income for 1999 and 1998 was $ 1.9 million. The net interest margin decreased to 4.16% in 1999 compared to 4.22% in 1998. This decrease can be attributable to a lower yield on an increasing volume on interest-earning assets.

Non-interest income decreased to $ 295,000 from $ 298,000 for 1998, while non-interest expense remained unchanged at $ 1.1 million for both periods reported. There was no significant change in the income tax position of the Company during the first quarter of 1999.

SECURITIES

Securities increased $ 9.1 million or 15.1% since December 31, 1998. The available for sale portfolio increased to 56.4% up from 39.9% at year-end.


The amortized cost and fair values of securities at March 31, were as follows:

                                                                 Gross         Gross
                                                Amortized     Unrealized    Unrealized         Fair
Available for sale                                 Cost          Gains        Losses          Value
                                           ------------------------------------------------------------
   1999
     U.S. Government and agency                  $ 34,894         $ 130         $ (44)        $ 34,980
     State and municipal                            4,197            89            (6)           4,280
                                           -----------------------------------------------------------
                                                 $ 39,091         $ 219         $ (50)        $ 39,260
                                           ===========================================================
   1998
     U.S. Government and agency                  $ 22,072          $ 58          $ (9)        $ 22,121
     State and municipal                            2,856            45                          2,901
                                           -----------------------------------------------------------
                                                 $ 24,928         $ 103          $ (9)        $ 25,022
                                           ===========================================================




                                                                 Gross         Gross
                                                Amortized     Unrealized    Unrealized         Fair
Held to maturity                                   Cost          Gains        Losses          Value
                                           ------------------------------------------------------------
   1999
     U.S. Government and agency                  $  9,016         $  46         $   -         $  9,062
     State and municipal                           21,385           277             -           21,662
                                           ------------------------------------------------------------
                                                 $ 30,401         $ 323         $   -         $ 30,724
                                           ============================================================
   1998
     U.S. Government and agency                  $ 24,537         $ 133         $ (13)        $ 24,657
     State and municipal                           16,002           162            (6)          16,158
                                           ------------------------------------------------------------
                                                 $ 40,539         $ 295         $ (19)        $ 40,815
                                           ============================================================


The amortized cost and fair value of securities by contractual maturity at March 31, 1999 are shown below, in thousands of dollars.


                                                              Available for Sale              Held to Maturity
                                                              ------------------              ----------------

                                                             Amortized        Fair          Amortized           Fair
                                                               Cost           Value            Cost            Value
                                                               ----           -----            ----            -----
Due in one year or less                                       $ 9,509       $ 9,559         $ 20,208         $ 20,279
Due after one year through five years                          28,766        28,831            7,094            7,204
Due after five years through ten years                            816           870            1,889            1,994
Due after ten years                                                                            1,210            1,247
                                                          ------------------------------------------------------------
     Total                                                   $ 39,091      $ 39,260         $ 30,401         $ 30,724
                                                          ============================================================


LOANS

Loans at March 31, 1999 decreased $ 910,000 from December 31, 1998. The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 1999 and December 31, 1998, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at March 31, 1998 indicates the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 9.6% of total loans.


                                                  March 31, 1999              December 31, 1998
Portfolio loans:                              Balance      % of total      Balance       % of total
                                              -------      ----------      -------       ----------
   Residential real estate                      $  68,649        62.58%      $ 69,319           62.68%
   Consumer                                        10,240         9.34%        10,229            9.25%
   Commercial real estate                          19,836        18.08%        20,202           18.27%
   Commercial                                      10,968        10.00%        10,836            9.80%
                                           ------------------------------------------------------------
                                                  109,693       100.00%       110,586          100.00%
   Deferred loan origination fees, net                (70)                        (81)
   Allowance for loan losses                       (1,546)                     (1,518)
                                           --------------               -------------
                                                $ 108,077                    $108,987
                                           ==============               =============


ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, follows:

                                                1999                        1998
                                                ----                        ----
Beginning balance                                 $ 1,518                     $ 1,442
Provision for loan losses                              30                          25
Charge-offs                                            (6)                        (13)
Recoveries                                              4                           4
                                           --------------               -------------
Ending balance                                    $ 1,546                     $ 1,458
                                           ==============               =============


The Company had no impaired loans for 1999 and 1998.

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

                                             March 31,                    December 31,
                                                1999                          1998
                                                ----                          ----
                                                         (In thousands)

Nonaccrual                                         $   -                       $   -
Loans past due 90 days or more                       291                          62
Troubled debt restructurings
                                           ---------------              --------------
   Total nonperforming loans                       $ 291                       $  62
                                           ===============              ==============

Percent of total loans                              0.27%                       0.06%



DEPOSITS

Typically the Company's deposit activity is slow in the first quarter of the year because seasonal businesses are closed. Deposits at March 31, 1999 increased $ 3.0 million compared to December 31, 1998.

LIQUIDITY AND FUNDS MANAGEMENT

For the first quarter of 1999, the Company's net income combined with net cash from operating activities provided $ 911,000 in liquidity. Deposits increased $3.0 million for the first quarter while loans decreased $ 910,000. The Company maintains a steady schedule of investment securities maturing each month to help meet with the anticipated liquidity needs. The Company does not anticipate any significant changes in its seasonal pattern.



FUNDS MANAGEMENT

The following chart shows the Company's interest rate sensitivity as of March 31, 1999 in thousands:


                                                  Up to         4 to 12       1 to 5           Over
                                                 3 Months       Months         Years         5 Years           Total
                                                 --------       ------         -----         -------           -----
Federal funds sold                               $  8,600      $      -      $      -         $      -        $   8,600
Taxable investment
   securities                                       9,331        16,285        30,721                -           56,337
Non-taxable investment
   securities                                       1,876         4,557         4,352            2,539           13,324
Loans                                              26,620        23,185        35,137           24,681          109,623
                                           -----------------------------------------------------------------------------
     Total rate sensitive
      assets                                     $ 46,427      $ 44,027      $ 70,210         $ 27,220        $ 187,884
                                                                                                       =================

Interest-bearing demand
   deposits                                      $  1,542      $  4,166      $  9,720         $      -        $  15,428
Savings                                             5,760         5,185        12,100                -           23,045
Money market savings                               24,265         7,936        18,517                -           50,718
Time deposits                                      21,826        25,211        18,613                -           65,650
                                           -----------------------------------------------------------------------------
     Total rate sensitive
      liabilities                                  53,393        42,498        58,950                -        $ 154,841
                                                                                                       =================

Gap                                              $ (6,966)     $  1,529      $ 11,260         $ 27,220
                                           ------------------------------------------------------------

Cumulative gap                                  $ (6,966)     $ (5,437)     $  5,823         $ 33,043
                                           ============================================================

Cumulative ratio                                   86.95%       103.60%
                                           =============================


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


                                                                                                            Minimum Required
                                                                                                              To Be Well
                                                                            Minimum Required               Capitalized Under
                                                                               For Capital                 Prompt Corrective
                                                    Actual                  Adequacy Purposes              Action Regulations
                                          ------------------------------------------------------------------------------------------
                                             Amount          Ratio         Amount         Ratio          Amount           Ratio
1999
Total capital (to risk weighted assets)
   Consolidated                              $ 21.0          19.4%         $ 8.6          8.0%           $ 10.8            10.0%
   Bank                                        21.0          19.4%           8.6          8.0%             10.8            10.0%

Tier 1 capital (to risk weighted assets)
   Consolidated                                19.7          18.2%           4.3          4.0%              6.5             6.0%
   Bank                                        19.6          18.2%           4.3          4.0%              6.5             6.0%

Tier 1 capital (to average assets)
   Consolidated                                19.7           9.9%           7.9          4.0%              9.9             5.0%
   Bank                                        19.6           9.9%           7.9          4.0%              9.9             5.0%


1998
Total capital (to risk weighted assets)
   Consolidated                              $ 19.8          18.8%         $ 8.4          8.0%           $ 10.5            10.0%
   Bank                                        19.9          18.3%           8.7          8.0%             10.8            10.0%

Tier 1 capital (to risk weighted assets)
   Consolidated                                18.5          17.6%           4.2          4.0%              6.3             6.0%
   Bank                                        18.5          17.1%           4.3          4.0%              6.5             6.0%

Tier 1 capital (to average assets)
   Consolidated                                18.5           9.8%           7.6          4.0%              9.5             5.0%
   Bank                                        18.5           9.7%           7.6          4.0%              9.5             5.0%


YEAR 2000 ISSUE

This global issue poses a threat to businesses everywhere. The problems, which will evidence themselves in the year 2000, derive from a two digit limitation in source programming for calendar years. The Company has assembled an internal technology committee to thoroughly identify and correct any potential problems in this area well ahead of the year 2000. Our mission is to continue to offer continuous quality financial services, which meet the needs of the customers and communities we serve, into the next millennium. We are committed to allocating sufficient resources, capital and personnel to accomplish our mission. We will identify Y2K risks to the bank and holding company, develop plans and programs to lower risk to acceptable levels, develop backup plans for failure and adhere to regulatory requirements.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for the financial instruments held by the Corporation is interest rate risk. That is, the risk that an adverse change in market rates will adversely affect the market value of the instruments. Generally, the longer the maturity, the higher the interest rate risk exposure. While maturity information does not necessarily present all aspects of exposure, it may provide an indication of where risks are prevalent.

All financial institutions assume interest rate risk as an integral part of normal operations. Managing and measuring interest rate risk is a dynamic, multi-faceted process that ranges from reducing the exposure of the Corporation's net interest margin to swings in interest rates, to assuring sufficient capital and liquidity to support future balance sheet growth. The Corporation manages interest rate risk through the Asset/Liability Committee. The Asset/Liability Committee is comprised of bank officers from various disciplines. The Committee establishes policies and rates which lead to prudent investment of resources, the effective management of risks associated with changing interest rates, the maintenance of adequate liquidity, and the earning of an adequate return on shareholders' equity.

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 1998 Management Discussion and Analysis appearing in the December 31, 1998 10K.


PART II- OTHER INFORMATION

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6- EXHIBITS AND REPORTS OF FORM 8-K

a.) None
b.) None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     CNB Corporation
                                                     ---------------------------
                                                              (Registrant)



Date:     5/11/99                                    /s/ ROBERT E. CHURCHILL
          -------------                              ---------------------------
                                                     Robert E. Churchill
                                                     President and Chief
                                                     Executive Officer




Date:     5/11/99                                    /s/ SUSAN A. ENO
          -------------                              ---------------------------
                                                     Susan A. Eno
                                                     Senior Vice President

                               INDEX TO EXHIBITS



EXHIBIT NO.              DESCRIPTION
-----------              -----------

27                  Financial Data Schedule