Form 10-Q
period 1999-06-30
CNB CORP /MI/
filed 1999-08-05
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 (231) 627-7111
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)                                  No ( )

As of August 4, 1999 there were 1,080,155 shares of the issuer's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS (in thousands)
----------------------------------------------------------------------------------------------

                                                              June                    December
                                                            30, 1999                  31, 1998
ASSETS                                                     (unaudited)
Cash and due from banks                                     $   7,700                $   6,580
Federal funds sold                                              8,850                   12,700
                                                            ---------                ---------
     Total cash and cash equivalents                           16,550                   19,280
Securities available for sale                                  44,369                   24,157
Securities held to maturity (market value of
   $24,098 in 1999 and $36,849 in 1998)                        24,051                   36,367
Other securities                                                  826                      752
Loans, net                                                    112,262                  108,987
Premises and equipment, net                                     3,151                    3,196
Other assets                                                    4,454                    3,771
                                                            ---------                ---------

     Total assets                                           $ 205,663                $ 196,510
                                                            =========                =========

LIABILITIES

Deposits
     Non-interest bearing                                   $  30,127                $  26,044
     Interest-bearing                                         153,356                  148,417
                                                            ---------                ---------
          Total deposits                                      183,483                  174,461
Other liabilities                                               2,319                    2,555
                                                            ---------                ---------
     Total liabilities                                        185,802                  177,016
                                                            ---------                ---------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
 shares authorized, shares outstanding
 6/30/99-1,079,483; 12/31/98-1,027,701                          2,699                    2,569
Additional paid-in capital                                     11,679                    8,597
Retained earnings                                               5,651                    8,099
Unrealized gains (losses) on securities
 available for sale, net of tax                                  (168)                     229
                                                            ---------                ---------
     Total shareholders' equity                                19,861                   19,494
                                                            ---------                ---------


          Total liabilities and shareholders' equity        $ 205,663                $ 196,510
                                                            =========                =========

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME (in thousands)
--------------------------------------------------------------------------------

                                                                 Three months ended               Six months ended
                                                                     June 30,                        June 30,
                                                                  1999          1998             1999             1998
                                                                                   (Unaudited)
INTEREST INCOME                                                 $ 3,508       $ 3,593          $ 6,958          $ 7,105

INTEREST EXPENSE ON DEPOSITS                                      1,493         1,608            2,999            3,228
                                                          --------------------------------------------------------------

NET INTEREST INCOME                                               2,015         1,985            3,959            3,877

Provision for loan losses                                            25            25               55               50
                                                          --------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                  1,990         1,960            3,904            3,827
                                                          --------------------------------------------------------------

NON-INTEREST INCOME                                                 315           336              610              634

NON-INTEREST EXPENSES                                             1,269         1,213            2,412            2,290

INCOME BEFORE INCOME TAXES                                        1,036         1,083            2,102            2,171

Income tax expense                                                  306           328              583              626
                                                          --------------------------------------------------------------

NET INCOME                                                        $ 730         $ 755          $ 1,519          $ 1,545
                                                          ==============================================================

Other comprehensive income (loss), net of tax                      (280)            7             (397)              15

TOTAL OTHER COMPREHENSIVE INCOME                                    450           762            1,122            1,560
                                                          ==============================================================

Return on average assets (annualized)                              1.46%         1.58%            1.52%            1.61%
Return on average equity (annualized)                             14.69%        16.14%           15.28%           16.51%

Basic earnings per share                                           0.68          0.74             1.41             1.51
Diluted earnings per share                                         0.67          0.70             1.39             1.44



All per share statistics have been retroactively adjusted to reflect the 5% stock dividends on February 20, 1998 and March 1, 1999. See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
----------------------------------------------------------------------------------------------------------

                                                                              Six months ended June 30,
                                                                             1999                  1998
                                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                            $  1,519             $  1,545
     Adjustments to reconcile net income to net cash
      from operating activities
          Depreciation                                                          147                  131
          Accretion and amortization of investment securities, net              110                   19
          Provision for loan losses                                              55                   50
          Loans originated for sale                                          (6,686)              (6,700)
          Proceeds from sales of loans originated for sale                    6,687                6,702
          Gain on sales of loans                                                (36)                 (52)
          (Increase) decrease in other assets                                  (442)                (332)
          Increase (decrease) in other liabilities                              313                  193
                                                                           --------             --------
              Total adjustments                                                 148                   11
                                                                           --------             --------
                   Net cash from operating activities                         1,667                1,556
                                                                           --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                4,239                2,214
     Purchase of securities available for sale                              (25,101)             (10,005)
     Proceeds from maturities of securities held to maturity                 13,653               11,834
     Purchase of securities held to maturity                                 (1,400)              (7,409)
     Purchase of other securities                                               (74)                 (37)
     Net (increase) decrease in portfolio loans                              (3,330)              (3,723)
     Premises and equipment expenditures                                       (102)                (367)
                                                                           --------             --------
                   Net cash from investing activities                       (12,115)              (7,493)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                 9,022                5,685
     Dividends paid                                                          (1,324)              (1,190)
     Proceeds from exercise of stock options                                     32                    3
     Purchases of common stock                                                  (12)                --
                                                                           --------             --------
                   Net cash from financing activities                         7,718                4,498

Net change in cash and cash equivalents                                      (2,730)              (1,439)

Cash and cash equivalents at beginning of year                               19,280               19,304
                                                                           --------             --------

Cash and cash equivalents at end of period                                 $ 16,550             $ 17,865
                                                                           ========             ========

Cash paid during the period for

Interest                                                                   $  2,991             $  3,268
Income taxes                                                               $    602             $    701


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

Note 2-Earnings Per Share

Basic earnings per share is calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. The weighted average shares outstanding in calculating the basic earnings per share was 1,077,852 while the weighted average dilutive potential shares for the diluted earnings per share was 1,093,078.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the six month period ending June 30, 1999.

FINANCIAL CONDITION

The Company's cash balances of cash and cash equivalents decreased $2.7 million or 14.2%. During the period ending June 30, 1999 $7.7 million of cash was provided from financing activities due to increases in deposits while $1.7 million was provided from operating activities. Investing activities utilized $12.1 million of cash during the period ending June 30, 1999.


SECURITIES

Securities increased $8.0 million or 13.0% since December 31, 1998. The available for sale portfolio increased to 64.8% up from 39.9% at year-end.


The amortized cost and fair values of securities at June 30, were as follows:


                                                               Gross            Gross
                                                Amortized    Unrealized       Unrealized       Fair
Available for sale                                Cost          Gains           Losses         Value
                                           ------------------------------------------------------------
   1999
     U.S. Government and agency                  $ 38,824         $ 34         $ (260)        $ 38,598
     State and municipal                            5,800           14            (43)           5,771
                                           ------------------------------------------------------------
                                                 $ 44,624         $ 48         $ (303)        $ 44,369
                                           ============================================================
   1998
     U.S. Government and agency                  $ 21,046         $211                        $ 21,257
     State and municipal                            2,763          137                           2,900
                                           ------------------------------------------------------------
                                                 $ 23,809         $348         $    -         $ 24,157
                                           ============================================================



                                                               Gross            Gross
                                                Amortized    Unrealized       Unrealized       Fair
Held to maturity                                  Cost         Gains           Losses         Value
                                           ------------------------------------------------------------
   1999
     U.S. Government and agency                  $  4,010         $  18          $  -         $  4,028
     State and municipal                           20,041            79           (50)          20,070
                                           ------------------------------------------------------------
                                                 $ 24,051         $  97          $(50)        $ 24,098
                                           ============================================================
   1998
     U.S. Government and agency                  $ 14,053         $  95                       $ 14,148
     State and municipal                           22,314           388            (1)          22,701
                                           ------------------------------------------------------------
                                                 $ 36,367         $ 483          $ (1)        $ 36,849
                                           ============================================================


The amortized cost and fair value of securities by contractual maturity at June 30, 1999 are shown below, in thousands of dollars.


                                                                Available for Sale               Held to Maturity
                                                                ------------------               ----------------

                                                              Amortized        Fair           Amortized          Fair
                                                                 Cost          Value            Cost             Value
                                                                 ----          -----            ----             -----
Due in one year or less                                        $ 13,263      $ 13,290         $ 13,419         $ 13,435
Due after one year through five years                            30,655        30,369            7,743            7,754
Due after five years through ten years                              706           710            1,743            1,766
Due after ten years                                                                              1,146            1,143
                                                          --------------------------------------------------------------
     Total                                                     $ 44,624      $ 44,369         $ 24,051         $ 24,098
                                                          ==============================================================


LOANS

Loans at June 30, 1999 increased $3.3 million from December 31, 1998. The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 1999 and December 31, 1998, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at June 30, 1999 indicates the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 10.1% of total loans.


                                                     June 30, 1999               December 31, 1998
Portfolio loans:                                 Balance       % of total    Balance          % of total
                                                 -------       ----------    -------          ----------
   Residential real estate                       $ 68,756        60.37%      $ 69,319           62.68%
   Consumer                                        10,386         9.12%        10,229            9.25%
   Commercial real estate                          22,371        19.64%        20,202           18.27%
   Commercial                                      12,377        10.87%        10,836            9.80%
                                           ------------------------------------------------------------
                                                  113,890       100.00%       110,586          100.00%
   Deferred loan origination fees, net                (66)                        (81)
   Allowance for loan losses                       (1,562)                     (1,518)
                                           ---------------              --------------
                                                 $112,262                    $108,987
                                           ===============              ==============


ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, follows:


                                                1999                        1998
                                                ----                        ----
Beginning balance                          $        1,518               $       1,442
Provision for loan losses                              55                          50
Charge-offs                                           (16)                        (27)
Recoveries                                              5                           7
                                           ---------------              --------------
Ending balance                             $        1,562               $       1,472
                                           ===============              ==============



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


                                              June 30,                    December 31,
                                                1999                         1998
                                                ----                         ----
                                                         (In thousands)
Nonaccrual                                  $           -                $          -
Loans past due 90 days or more                         62                          62
Troubled debt restructurings
                                           --------------               --------------
   Total nonperforming loans                $          62                $         62
                                           ===============              ==============

Percent of total loans                              0.05%                       0.06%



DEPOSITS

Deposits at June 30, 1999 increased $9 million or 5.2% from December 31, 1998. This growth can be attributed to seasonal activity.

LIQUIDITY AND FUNDS MANAGEMENT

As of June 30, 1999 the Company had $8.9 million in federal funds sold, $44.4 million in securities available for sale and $13.4 million in held to maturity maturing within one year. These sources of liquidity are supplemented by new deposits and by loan payments received by customers. These short-term assets represents 36.4% of total deposits as of June 30, 1999.

Total equity for the Company at June 30, 1999 was $19.9 million compared to $19.5 million at December 31, 1998. The Company has realized $1.5 million in income and paid out $700,000 in dividends for the period ended June 30, 1999.

RESULTS OF OPERATIONS

CNB Corporation's 1999 earnings for the first half of the year were $1,519,000, a slight decrease compared to 1998 results. Earnings per share for 1999 was $1.41 per share compared to $1.51 from 1998. The return on assets was 1.52% for the first half of the year versus 1.61% for the same period in 1998. The return on equity was 15.28% compared to 16.51% for the same period last year.

For the quarter ending June 30, 1999 earnings were $730,000 compared to $755,000 for the same period last year. Earnings per share for the quarter ending June 30, 1999 was $0.68 compared to $0.74 for the same period last year.

For the first half of 1999 net interest income was $4.0 million a slight increase over the $3.9 million for the first half of 1998. The net interest margin decreased to 4.23% from 4.25% in 1998. This decrease can be attributable to a lower yield on an increasing volume on interest-earning assets.

Net interest income for the quarter ending June 30, 1999 remained unchanged from the same period last year.

Non-interest income decreased to $610,000 from $634,000 for 1998, while non-interest expense increased to $2.4 million, or 4.3% from $2.3 million reported for the six month period ending June 30, 1999. For the quarter ending June 30, 1999 non-interest income was reported at $315,000 compared to $336,000 for the same period last year. Non-interest expense for the quarter ending was $1.3 million compared to $1.2 million for the same period last year. There was no significant change in the income tax position for the Company during the first half of 1999.

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


PART II - OTHER INFORMATION

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

a.) None
b.) None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CNB Corporation
                                                -------------------------------
                                                         (Registrant)



    Date:     August 5, 1999                    /s/ Robert E. Churchill
              -----------------------------     ------------------------------------------------
                                                Robert E. Churchill
                                                President and Chief Executive Officer




    Date:     August 5, 1999                    /s/ Susan A. Eno
              -----------------------------     ------------------------------------------------
                                                Susan A. Eno
                                                Senior Vice President


                                 EXHIBIT INDEX
                                 -------------



Exhibit No.                   Description
-----------                   -----------

    27                        Financial Data Schedule