Form 10-Q
period 1999-09-30
CNB CORP /MI/
filed 1999-11-10
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Yes (X)                         No ( )

As of November 8, 1999 there were 1,080,092 shares of the issuer's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands)
--------------------------------------------------------------------------------

                                                          September        December
                                                          30, 1999         31, 1998
ASSETS                                                   (unaudited)

Cash and due from banks                                   $  10,697       $   6,580
Federal funds sold                                            2,300          12,700
                                                          ---------       ---------
     Total cash and cash equivalents                         12,997          19,280
Securities available for sale                                47,013          24,157
Securities held to maturity (market value of
  $ 22,700 in 1999 and $ 36,849 in 1998)                     22,685          36,367
Other securities                                                826             752
Loans, net                                                  117,147         108,987
Premises and equipment, net                                   3,093           3,196
Other assets                                                  4,246           3,771
                                                          ---------       ---------

     Total assets                                         $ 208,007       $ 196,510
                                                          =========       =========

LIABILITIES

Deposits
     Non-interest bearing                                 $  28,378       $  26,044
     Interest-bearing                                       156,974         148,417
                                                          ---------       ---------
          Total deposits                                    185,352         174,461
Other liabilities                                             2,375           2,555
                                                          ---------       ---------
     Total liabilities                                      187,727         177,016
                                                          ---------       ---------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
 shares authorized, shares outstanding
 9/30/99-1,080,255; 12/31/98-1,027,701                        2,701           2,569
Additional paid-in capital                                   11,688           8,597
Retained earnings                                             6,076           8,099
Unrealized gains (losses) on securities
 available for sale, net of tax                                (185)            229
                                                          ---------       ---------
     Total shareholders' equity                              20,280          19,494
                                                          ---------       ---------


          Total liabilities and shareholders' equity      $ 208,007       $ 196,510
                                                          =========       =========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands)
------------------------------------------------

                                                    Three months ended              Nine months ended
                                                       September 30,                  September 30,
                                                    1999          1998             1999             1998
                                                                        (Unaudited)
INTEREST INCOME                                    $ 3,657       $ 3,648         $ 10,615         $ 10,753

INTEREST EXPENSE ON DEPOSITS                         1,531         1,616            4,530            4,844
                                                   -------------------------------------------------------

NET INTEREST INCOME                                  2,126         2,032            6,085            5,909

Provision for loan losses                               22            25               77               75
                                                   -------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                     2,104         2,007            6,008            5,834
                                                   -------------------------------------------------------

NON-INTEREST INCOME                                    353           343              963              977

NON-INTEREST EXPENSES                                1,261         1,267            3,673            3,557

INCOME BEFORE INCOME TAXES                           1,196         1,083            3,298            3,254

Income tax expense                                     369           325              952              951
                                                   -------------------------------------------------------

NET INCOME                                         $   827       $   758         $  2,346         $  2,303
                                                   =======================================================

Other comprehensive income (loss), net of tax          (18)          146             (415)             161

TOTAL  COMPREHENSIVE INCOME                            809           904            1,931            2,464
                                                   =======================================================

Return on average assets (annualized)                 1.63%         1.56%            1.54%            1.58%
Return on average equity (annualized)                16.55%        16.02%           15.65%           16.22%

Basic earnings per share                              0.77          0.70             2.17             2.13
Diluted earnings per share                            0.75          0.70             2.13             2.12


All per share statistics have been retroactively adjusted to reflect the 5% stock dividends on February 20, 1998 and March 1, 1999. See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------


                                                                       Nine months ended September 30,
                                                                          1999                 1998
                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                         $ 2,346              $ 2,303
     Adjustments to reconcile net income to net cash
      from operating activities
          Depreciation                                                      220                  197
          Accretion and amortization of investment securities, net          103                   28
          Provision for loan losses                                          77                   75
          Loans originated for sale                                      (8,070)              (9,473)
          Proceeds from sales of loans originated for sale                8,071                9,479
          Gain on sales of loans                                            (48)                 (77)
          (Increase) decrease in other assets                              (214)                (308)
          Increase (decrease) in other liabilities                          369                  243
                                                                        -------              -------
              Total adjustments                                             508                  164
                                                                        -------              -------
                   Net cash from operating activities                     2,854                2,467
                                                                        -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale            7,254                5,228
     Purchase of securities available for sale                          (30,815)             (10,041)
     Proceeds from maturities of securities held to maturity             19,433               14,045
     Purchase of securities held to maturity                             (5,777)             (12,462)
     Purchase of other securities                                           (74)               1,000
     Net (increase) decrease in portfolio loans                          (8,237)              (4,918)
     Premises and equipment expenditures                                   (117)                (411)
                                                                        -------              -------
                   Net cash from investing activities                   (18,333)              (7,559)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                            10,891                4,441
     Dividends paid                                                      (1,702)              (1,544)
     Proceeds from exercise of stock options                                 37                    6
     Purchases of common stock                                              (30)                   -
                                                                        -------              -------
                   Net cash from financing activities                     9,196                2,903

Net change in cash and cash equivalents                                  (6,283)              (2,189)

Cash and cash equivalents at beginning of year                           19,280               19,304
                                                                        -------              -------

Cash and cash equivalents at end of period                              $12,997              $17,115
                                                                        =======              =======

Cash paid during the period for

Interest                                                                $ 4,522              $ 4,887
Income taxes                                                            $   972              $   967

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

Note-2 Earnings Per Share

Basic earnings per share is calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. The weighted average shares outstanding in calculating the basic earnings per share was 1,079,540 while the weighted average dilutive potential shares for the diluted earnings per share was 1,101,768.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the nine month period ending September 30, 1999.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents decreased $ 6.3 million or 32.6%. During the period ending September 30, 1999, $ 2.9 million of cash was provided from operating activities while $ 9.2 million was provided from financing activities due to an increase in deposits. Investing activities utilized $ 18.3 million of cash during the period ending September 30, 1999.


SECURITIES

Securities increased $ 9.2 million or 15.2% since December 31, 1998. The available for sale portfolio increased to 67.5% of the investment portfolio up from 39.9% at year-end.


The amortized cost and fair values of securities were as follows:

                                                              Gross         Gross
                                            Amortized     Unrealized    Unrealized         Fair
Available for sale                            Cost          Gains        Losses          Value
                                           -----------------------------------------------------
   SEPTEMBER 30, 1999
     U.S. Government and agency            $ 40,760         $  21        $ (273)        $ 40,508
     State and municipal                      6,534            18           (47)           6,505
                                           -----------------------------------------------------
                                           $ 47,294         $  39        $ (320)        $ 47,013
                                           =====================================================
   DECEMBER 31, 1998
     U.S. Government and agency            $ 21,046         $ 211                       $ 21,257
     State and municipal                      2,763           137                          2,900
                                           -----------------------------------------------------
                                           $ 23,809         $ 348        $    -         $ 24,157
                                           =====================================================

                                                            Gross         Gross
                                           Amortized     Unrealized    Unrealized        Fair
Held to maturity                             Cost          Gains         Losses         Value
                                           ----------------------------------------------------
   SEPTEMBER 30, 1999
     U.S. Government and agency            $  3,002         $   6         $   -        $  3,008
     State and municipal                     19,683            70           (61)         19,692
                                           ----------------------------------------------------
                                           $ 22,685         $  76         $ (61)       $ 22,700
                                           ====================================================
   DECEMBER 31, 1998
     U.S. Government and agency            $ 14,053         $  95                      $ 14,148
     State and municipal                     22,314           388            (1)         22,701
                                           ----------------------------------------------------
                                           $ 36,367         $ 483         $  (1)       $ 36,849
                                           ====================================================


The amortized cost and fair value of securities by contractual maturity at September 30, 1999 are shown below, in thousands of dollars.


                                                 Available for Sale               Held to Maturity
                                                 ------------------               ----------------

                                               Amortized       Fair           Amortized           Fair
                                                 Cost          Value            Cost             Value
                                                 ----          -----            ----             -----
Due in one year or less                       $  13,259      $ 13,265         $ 12,497         $ 12,493
Due after one year through five years            33,344        33,047            7,332            7,329
Due after five years through ten years              691           701            1,635            1,659
Due after ten years                                                              1,221            1,219
                                              ---------------------------------------------------------
     Total                                    $  47,294      $ 47,013         $ 22,685         $ 22,700
                                              =========================================================

LOANS

Loans at September 30, 1999 increased $ 8.2 million from December 31, 1998. The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 1999 and December 31, 1998, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at September 30, 1999 indicates the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 10.8% of total loans.

                                              September 30, 1999            December 31, 1998
Portfolio loans:                            Balance      % of total      Balance       % of total
                                            --------      ----------      -------       ----------
   Residential real estate                  $ 71,023        59.79%      $ 69,319           62.68%
   Consumer                                   10,750         9.05%        10,229            9.25%
   Commercial real estate                     24,541        20.66%        20,202           18.27%
   Commercial                                 12,473        10.50%        10,836            9.80%
                                            ----------------------------------------------------
                                             118,787       100.00%       110,586          100.00%
   Deferred loan origination fees, net           (63)                        (81)
   Allowance for loan losses                  (1,577)                     (1,518)
                                            --------                    --------
                                            $117,147                    $108,987
                                            ========                    ========

ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, follows:

                                  1999            1998
                                  ----            ----
Beginning balance                $ 1,518        $ 1,442
Provision for loan losses             77             75
Charge-offs                          (25)           (38)
Recoveries                             7             25
                                 -------        -------
Ending balance                   $ 1,577        $ 1,504
                                 =======        =======


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

                                        September 30,        December 31,
                                            1999                1998
                                            ----                ----
                                                (In thousands)
Nonaccrual                                $    -                $  -
Loans past due 90 days or more               179                  62
Troubled debt restructurings
                                          ======                ====
   Total nonperforming loans              $  179                $ 62
                                          ======                ====

Percent of total loans                      0.15%               0.06%


DEPOSITS

Deposits at September 30, 1999 increased $ 10.9 million or 6.2% from December 31, 1998. This growth can be attributed to seasonal activity.

LIQUIDITY AND FUNDS MANAGEMENT

As of September 30, 1999 the Company had $ 2.3 million in federal funds sold, $47.0 million in securities available for sale and $ 12.5 million in held to maturity maturing within one year. These sources of liquidity are supplemented by new deposits and by loan payments received by customers. These short-term assets represents 33.3% of total deposits as of September 30, 1999.

Total equity for the Company at September 30, 1999 was $ 20.3 million compared to $ 19.5 million at December 31, 1998. The Company has realized $ 2.3 million in income and paid out $ 1.1 million in dividends for the period ended September 30, 1999.

RESULTS OF OPERATIONS

CNB Corporation's 1999 earnings for the first nine months were $ 2,346,000, a slight increase compared to 1998 results. Earnings per share for 1999 was $ 2.17 per share compared to $ 2.13 from 1998. The return on assets was 1.54% for the nine months of the year versus 1.58% for the same period in 1998. The return on equity was 15.65% compared to 16.22% for the same period last year.

For the quarter ending September 30, 1999 earnings were $ 827,000 compared to $758,000 for the same period last year. Earnings per share for the quarter ending September 30, 1999 was $ 0.77 compared to $ 0.70 for the same period last year.

For the first nine months of 1999 net interest income was $ 6.1 million a slight increase over the $ 5.9 million for the same period in 1998. The net interest margin decreased to 4.26% from 4.32% in 1998. This decrease can be attributable to a lower yield on an increasing volume on interest-earning assets.

Net interest income for the quarter ending September 30, 1999 was $ 2.1 million compared to $ 2.0 million for the same period last year.

Non-interest income decreased to $ 963,000 from $ 977,000 for 1998, while non-interest expense increased to $ 3.7 million, or 3.3% from $ 3.6 million reported for the nine month period ending September 30, 1998. For the quarter ending September 30, 1999 non-interest income was reported at $ 353,000 compared to $343,000 for the same period last year. Non-interest expense for the quarter ending remained unchanged for the same period last year. There was no significant change in the income tax position for Company during the first nine months of 1999.

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



                                        CNB Corporation
                                        -------------------------------
                                                (Registrant)



Date:     November 10, 1999             /s/ Robert E. Churchill
          ---------------------         ----------------------------------------
                                        Robert E. Churchill
                                        President and Chief Executive Officer




Date:     November 10, 1999             /s/ Susan A. Eno
          ---------------------         ----------------------------------------
                                        Susan A. Eno
                                        Senior Vice President

                                 Exhibit Index
                                 -------------


Exhibit No.              Description
-----------              -----------
   27                    Financial Data Schedule
