Form 10-K405
period 1999-12-31
CNB CORP /MI/
filed 2000-03-27
CIK 779125

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

                  Registrant's telephone number (231) 627-7111

        Securities registered pursuant to Section 12(b) of the Act: None

                    Securities registered pursuant to Section
                                12(g) of the Act:
                    COMMON STOCK, PAR VALUE $2.50 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X____ No_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2000 was $ 76,145,408.

As of March 20, 2000 there were outstanding 1,135,665 shares of the registrant's common stock, $2.50 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant's annual report to security holders for fiscal year ended December 31, 1999 are incorporated by reference in Part I and
Part II of this report, and specified portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 16, 2000 are incorporated by reference in Part III of this report.

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

The Bank's lending function provides a full range of loan products. These include real estate mortgages, secured and unsecured commercial and consumer loans, check credit loans, lines of credit, home equity loans and construction financing. The Bank also participates in specialty loan programs through the Michigan State Housing Development Authority, Small Business Administration, Federal Home Loan Mortgage Corporation, Farm Service Agency and Mortgage Guaranty Insurance Corporation. Through correspondent relationships, the Bank also makes available credit cards and student loans. The Bank's loan portfolio is over 60% residential real estate mortgages on both primary and secondary homes. The borrower base is very diverse and loan to value ratios are generally 80% or less. The commercial loan portfolio accounts for approximately 10% of total loans. Agricultural lending is minimal and secured by real estate. Construction lending is predominately residential, with only an occasional "spec" home or commercial building. Unsecured lending is very limited and personal guarantees are required on most commercial loans.

The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold its residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC"). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled over $34 million at December 31, 1999.

Banking services are delivered through five full-service banking offices and three drive-in branches plus eight automated teller machines in Cheboygan, Emmet and Presque Isle Counties, Michigan. The business base of the counties is primarily tourism with light manufacturing. The Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participation, and the purchase and sale of federal funds and other similar services.

Under various agency relationships, the Bank provides trust and discount brokerage services and mutual fund, annuity and life insurance products to its customers.

In its primary market, which includes Cheboygan County and parts of Emmet, Mackinac, Presque Isle and Montmorency Counties, the Bank is one of two principal banking institutions located within this market. The other competiting bank is a member of a multi-bank holding company with substantially more assets than the Company. During 1999, another independent community bank moved into the Cheboygan area. There are also two credit unions, one savings and loan association and a brokerage firm.

As of December 31, 1999, the Bank employed 66 full-time and 15 part-time employees. This compares to 66 full-time and 14 part-time employees as of December 31, 1998. The Company has no full-time employees. Its operation and business are carried out by officers and employees of the Bank who are not compensated by the Company.



INVESTMENTS

Securities and their fair values at December 31 were as follows:


AVAILABLE FOR SALE                                                      Gross            Gross
                                                      Amortized       Unrealized       Unrealized        Fair
                                                         Cost           Gains            Losses          Value
                                                     -------------   -------------    -------------   ------------
                                                                            (In thousands)
1999
     U.S. government and agency                      $     38,725    $          1     $       (484)   $    38,242
     State and municipal                                    6,333               1              (97)         6,237
                                                     -------------   -------------    -------------   ------------
                                                     $     45,058    $          2     $       (581)   $    44,479
                                                     =============   =============    =============   ============
1998
     U.S. government and agency                      $     21,046    $        211     $          -    $    21,257
     State and municipal                                    2,763             137                0          2,900
                                                     =============   =============    =============   ============
                                                     $     23,809    $        348     $          -    $    24,157
                                                     =============   =============    =============   ============

1997
     U.S. government and agency                      $     16,085    $         39     $         (8)   $    16,116
     State and municipal                                    2,997              49                0          3,046
                                                     =============   =============    =============   ============
                                                     $     19,082    $         88     $         (8)   $    19,162
                                                     =============   =============    =============   ============

HELD TO MATURITY

1999
     U.S. government and agency                      $          -    $          -     $          -    $          -
     State and municipal                                   15,116              20             (114)         15,022
                                                     -------------   -------------    -------------   ------------
                                                     $     15,116    $         20     $       (114)   $     15,022
                                                     =============   =============    =============   ============

1998
     U.S. government and agency                      $     14,053    $         95     $          -    $    14,148
     State and municipal                                   19,614             388               (1)        20,001
                                                     -------------   -------------    -------------   ------------
                                                     $     33,667    $        483     $         (1)   $    34,149
                                                     =============   =============    =============   ============

1997
     U.S. government and agency                      $     28,529    $        137     $        (26)   $    28,640
     State and municipal                                   11,554             135              (11)        11,678
                                                     -------------   -------------    -------------   ------------
                                                     $     40,083    $        272     $        (37)   $    40,318
                                                     =============   =============    =============   ============


Scheduled maturities of the carrying value of securities available for sale and held to maturity at December 31, were as follows:



                                         Due in         Due from        Due from           Due
                                        one year         one to         five to         after ten
                                        or less       five years      ten years          years           Total
                                      ------------   -------------   -------------    -------------   ------------
                                                                    (In thousands)

U.S. Government and agencies          $    11,731    $     26,511    $          -     $          -    $    38,242
State and municipal                         8,828           9,209           2,096            1,220         21,353
                                      ------------   -------------   -------------    -------------   ------------
                                      $    20,559    $     35,720    $      2,096     $      1,220    $    59,595
                                      ============   =============   =============    =============   ============

Yield                                       5.45%           5.58%           4.88%            5.99%          5.52%



LOANS

The following is a summary of loans at December 31:


                                                          1999            1998             1997           1996           1995
                                                          ----            ----             ----           ----           ----
                                                                                   (In thousands)
Residential real estate                              $     71,709    $     69,319     $     60,754    $    56,699    $    46,689
Consumer                                                   10,891          10,229           10,009          9,239          9,395
Commercial real estate                                     24,810          20,202           20,899         21,331         21,487
Commercial                                                 11,939          10,836           11,705          9,632         10,765
                                                     -------------   -------------    -------------   ------------   ------------
                                                          119,349         110,586          103,367         96,901         88,336
Deferred loan origination fees, net                           (58)            (81)            (128)          (160)          (189)
Allowance for loan losses                                  (1,583)         (1,518)          (1,442)        (1,361)        (1,305)
                                                     =============   =============    =============   ============   ============
                                                     $    117,708    $    108,987     $    101,797    $    95,380    $    86,842
                                                     =============   =============    =============   ============   ============

Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding (excluding residential real estate mortgage and consumer loans) at December 31, 1999, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity of changes in interest rates.


                                                                          Total
                                                                         ------
                                                                      (In thousands)

In one year or less                                                       $11,984
After one year but within five years
     Interest rates are floating or adjustable                              4,875
     Interest rates are fixed or predetermined                             14,813

After five years
     Interest rates are floating or adjustable                              4,295
     Interest rates are fixed or predetermined                                782
                                                                          $36,749




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



                                              1999            1998             1997           1996           1995
                                              ----            ----             ----           ----           ----
                                                                       (In thousands)
Balance at the beginning of the period    $     1,518     $     1,442      $     1,361     $    1,305     $    1,246

Charge-offs:

     Residential real estate                        -               4                2              -             44
     Consumer                                      40              45               36             63             25
     Commercial real estate                         -               -                -              -              -
     Commercial                                     3               3                -              -              -
                                         -------------   -------------    -------------   ------------   ------------
Total charge-offs                                  43              52               38             63             69
                                         -------------   -------------    -------------   ------------   ------------


Recoveries:

     Residential real estate                        1               1                4              2             17
     Consumer                                       7              10               15             17             11
     Commercial real estate                         -               -                -              -
     Commercial                                     -              17                -              -
                                         -------------   -------------    -------------   ------------   ------------
Total recoveries                                    8              28               19             19             28
                                         -------------   -------------    -------------   ------------   ------------
Provision charged to expense                      100             100              100            100            100
Allowance for possible loan
                                         =============   =============    =============   ============   ============
     losses, end of period               $      1,583    $      1,518     $      1,442    $     1,361    $     1,305
                                         =============   =============    =============   ============   ============

Total loans outstanding at
     end of period                       $    119,349    $    110,586     $    103,367    $    96,901    $    88,336

Average total loans outstanding
     for the year                        $    114,042    $    106,661     $    101,518    $    93,193    $    86,158

Ratio of net charge-offs to
     daily average loans outstanding            0.03%           0.02%            0.02%          0.05%          0.05%

Ratio of net charge-offs to
     total loans outstanding                    0.03%           0.02%            0.02%          0.05%          0.05%

The allocation of the allowance for loan losses for the years ended December 31 is:


                                          Residential                      Commercial
                                          Real Estate       Consumer      Real Estate        Commercial   Unallocated      Total
                                                                                 (In thousands)
1999 Allowance amount                        $224             $35             $77              $29         $1,218         $1,583
% of Total loans                             60.1%            9.1%           20.8%            10.0%                        100.0%

1998 Allowance amount                         $15             $54              $5              $77         $1,367         $1,518
% of Total loans                             62.7%            9.2%           18.3%             9.8%                        100.0%

1997 Allowance amount                         $28             $28             $74              $57         $1,255         $1,442
% of Total loans                             58.8%            9.7%           20.2%            11.3%                        100.0%

1996 Allowance amount                         $42             $36              $7              $51         $1,225         $1,361
% of Total loans                             58.5%            9.5%           22.0%            10.0%                        100.0%

1995 Allowance amount                         $43             $36             $23              $65         $1,138         $1,305
% of Total loans                             52.9%           10.6%           24.3%            12.2%                        100.0%





The review of the loan portfolio revealed no undue concentrations of credit, however, the portfolio continues to be highly concentrated in residential real estate mortgages and highly dependent upon the tourist industry for the source of repayment. Because the reliance on tourism is both primary, (i.e. loans to motels, hotels and restaurants, etc.) and secondary (i.e. loans to employees of tourist related businesses), it is difficult to assess a specific dollar amount of inherent loss potential. Likewise, the residential real estate market has been stable or increasing, so inherent loss potential in this concentration is also difficult to reasonably assess. Therefore, it is believed that a reasonable margin should be maintained in the allowance for loan losses to cover these undefined losses within the loan portfolio.


The following is a summary of nonaccrual, past due and restructured loans as of December 31:



                                                          1999            1998             1997           1996           1995
                                                          ----            ----             ----           ----           ----
                                                                                      (In thousands)
Nonaccrual loans                                     $        181    $          -     $         21    $        70    $         -
Loans past due 90 days or more                                 59              62               78             61             80
Troubled debt restructurings                                    -               -                -              -              -
                                                     -------------   -------------    -------------   ------------   ------------
                                                     $        240    $         62     $         99    $       131    $        80
                                                     =============   =============    =============   ============   ============

DEPOSITS


The following table presents the remaining maturity of time deposits individually exceeding $ 100,000 at December 31, 1999. Dollars are reported in thousands.


Up to 3 Months                 $5,471
3 to 6 Months                   4,319
7 to 12 Months                  3,598
Over 12 Months                  1,945
                           -----------
                              $15,333
                           ===========



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


An analysis of the Company's regulatory capital requirements at December 31, 1999 is presented on page 21 of the Registrant's 1999 Annual Report in Note 14 Regulatory Capital to the Company's consolidated financial statements, which is incorporated herein by reference.


ITEM 2 - PROPERTIES

The Company and the Bank have their primary office at 303 North Main Street, Cheboygan, Michigan. In addition, the Bank owns and operates the following facilities: Onaway Office, 20581 W. State Street, Onaway; Mackinaw City Office, 580 S. Nicolet Street, Mackinaw City; Pellston Office, 200 Stimpson, Pellston; Indian River Office, 3990 Straits Highway, Indian River; South Side drive-in, 991 1/2 South Main Street, Cheboygan; Downtown drive-in, 414 Division Street, Cheboygan; and East Side drive-in, 816 East State Street, Cheboygan. All properties are owned by the Bank free of any mortgages or encumbrances.


ITEM 3- LEGAL PROCEEDINGS.

Neither the Company nor the Bank are a party to any pending legal proceedings other than the routine litigation that is incidental to the business of lending.


ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders during the fourth quarter of 1999.

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

The information detailing the range of high and low bid information for the Company's common stock for each full quarterly period within the two most recent fiscal years can be found under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, which is hereby incorporated by reference.

The information which indicates the amount of common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 8 on page 15 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, which is hereby incorporated by reference.

There are no public offerings pending.

There are approximately 793 shareholders of record of the common stock of the Company as of March 20, 2000.

During 1999, the Company declared regular dividends of $ 1.34 per share plus a special dividend of $ .52. In 1998, the Company declared regular dividends of $
1.28 plus a special dividend of $ .49. These per share statistics have been retroactively adjusted for the 5% stock dividend of February 20, 1998, March 1, 1999 and March 1, 2000. Subject to approval of the Board of Directors of the Company and applicable law, the Company anticipates that it will continue to pay a regular cash dividend equal to or greater than the prior years. Special dividends are considered each December based on the current year's earnings. These have resulted in a dividend payout ratio averaging 64.9% for the past three years.

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

ITEM 6-SELECTED FINANCIAL DATA.

The information required by this item is included on Page 1 under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, which is hereby incorporated by reference.


ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information required by this item is included on pages 25 through 35 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, which is hereby incorporated by reference.


ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included on pages 29 through 30 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, which is hereby incorporated by reference.


ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information is included on pages 2 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, which is hereby incorporated by reference.


ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



              PART III


ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is included under the caption "Information About Director Nominees" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 16, 2000, which is hereby incorporated by reference.

Information about the executive officers of the Corporation is set forth below.


Name and Age                         Position
Robert E. Churchill, 59              President and Chief Executive Officer of
                                     the Corporation; Chairman and Chief
                                     Executive Officer of Citizens National Bank
                                     of Cheboygan.  Mr. Churchill has been an
                                     officer of the Corporation since its inception
                                     in 1985 and an employee of the Bank since
                                     1975. He has been in his current position for
                                     more than 10 years.

James C. Conboy, Jr., 52             Executive Vice President of the Corporation;
                                     President and Chief Operating Officer of
                                     Citizens National Bank of Cheboygan. Mr. Conboy
                                     joined the Corporation and Bank during 1998.

John F. Ekdahl, 49                   Senior Vice President of the Corporation and
                                     Citizens National Bank of Cheboygan.  Mr. Ekdahl
                                     has been an officer of the Corporation since 1993
                                     and an employee of the Bank since 1987.  He has
                                     been in his current position for more than 6 years.

Susan A. Eno, 45                     Senior Vice President of the Corporation; Senior
                                     Vice President and Cashier of Citizens National
                                     Bank of Cheboygan. Ms. Eno has been an officer of
                                     the Corporation since 1996 and an employee of the
                                     Bank since 1971.  She has been in her current position
                                     for more than 3 years.

John P. Ward, 63                     Secretary of the Corporation.  Mr. Ward retired from
                                     the Bank during 1998.

Irene M. English, 40                 Treasurer of the Corporation; Vice President and
                                     Controller of Citizens National Bank of Cheboygan.
                                     Ms. English was appointed an officer of the Corporation
                                     during 1998 and has been an employee of the Bank
                                     since 1985.


ITEM 11-EXECUTIVE COMPENSATION.

The information required by this item is included under the caption "Compensation of Executive Officers" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 16, 2000, which is hereby incorporated by reference.





ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included under the caption "Ownership of Common Stock" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 16, 2000, which is hereby incorporated by reference.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under the caption "Indebtedness of and Transactions with Management" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 16, 2000, which is hereby incorporated by reference.



              PART IV


ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements. The following financial statements, notes to financial statements and independent auditor's report of CNB Corporation and its subsidiary are incorporated by reference in
             Item 8 of this report:

             Consolidated Balance Sheets-December 31, 1999 and 1998.

             Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997.

             Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31,1999, 1998 and 1997.

             Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

             Notes to Consolidated Financial Statements.

             Independent Auditor's Report dated February 10, 2000.


             (2) Financial Statement Schedules. Not applicable

             (3) Exhibits.

                  (3a) Articles of Incorporation. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

                  (3b) By-laws. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

                  (11) Statement regarding computation per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 1999, which is hereby incorporated by reference.

                 (13) Annual report to shareholders for the year ended December 31, 1999, which is hereby incorporated by reference.

                 (21) Subsidiaries of the Company.  (filed herewith).

                 (27) Financial Data Schedule.

     (b) Reports of Form 8-K. No reports on Form 8-K were filed during the last calendar quarter of the year covered by this report.





Exhibits:


Exhibit 21.)Subsidiary of the Company:

Citizens National Bank of Cheboygan is the sole subsidiary of the Company.

              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CNB CORPORATION
                                  (Registrant)

Date March 23, 2000


/s/ Robert E. Churchill
--------------------------------------
Robert E. Churchill
President and Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2000.


/s/ Thomas J. Fisher                           /s/ Thomas J. Ellenberger                     /s/ John F. Ekdahl
--------------------------------------         --------------------------------------        --------------------------------------
Thomas J. Fisher                               Thomas J. Ellenberger                         John F. Ekdahl
Chairman of the Board                          Director                                      Senior Vice President




/s/ Robert E. Churchill                        /s/ Vincent J. Hillesheim                     /s/ Susan A. Eno
--------------------------------------         --------------------------------------        --------------------------------------
Robert E. Churchill                            Vincent J. Hillesheim                         Susan A. Eno
Director                                       Director                                      Senior Vice President
President and Chief Executive Officer




/s/ James C. Conboy, Jr.                       /s/ John L. Ormsbee                           /s/ Irene M. English
--------------------------------------         --------------------------------------        --------------------------------------
James C. Conboy, Jr.                           John L. Ormsbee                               Irene M. English
Director                                       Director                                      Treasurer
Executive Vice President




/s/ Kathleen M. Darrow                         /s/ John P. Ward
--------------------------------------         --------------------------------------
Kathleen M. Darrow                             John P. Ward
Director                                       Director
                                               Treasurer

                                 Exhibit Index

Exhibit No.                   Description
-----------                   -----------
   13                         Annual Report to Shareholders for the year ended
                              December 31, 1999
   21                         Subsidiary of the Company
   27                         Financial Data Schedule
