Form 10-Q
period 2000-03-31
CNB CORP /MI/
filed 2000-05-11
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

  Yes (X)                                   No ( )

                As of May 5, 2000 there were 1,136,138 shares of the issuer's common stock outstanding.

ITEM 1- FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (in thousands)
-------------------------------------------------------------------------------


                                                              March                       December
                                                            31, 2000                      31, 1999
ASSETS                                                     (unaudited)
Cash and due from banks                                    $      7,556                $         8,573
Federal funds sold                                                2,050                          6,300
                                                          --------------              -----------------
     Total cash and cash equivalents                              9,606                         14,873
Securities available for sale                                    51,798                         44,479
Securities held to maturity(market value of
  $12,681 in 2000 and $15,022 in 1999)                           12,786                         15,116
Other securities                                                  4,926                          5,726
Loans, net                                                      119,768                        117,708
Premises and equipment, net                                       2,983                          3,016
Other assets                                                      4,491                          4,347
                                                          --------------              -----------------

     Total assets                                          $    206,358                $       205,265
                                                          ==============              =================

LIABILITIES

Deposits
     Non-interest bearing                                  $     24,353                $        26,158
     Interest-bearing                                           159,506                        156,426
                                                          --------------              -----------------
          Total deposits                                        183,859                        182,584
Other liabilities                                                 2,322                          2,763
                                                          --------------              -----------------
     Total liabilities                                          186,181                        185,347
                                                          --------------              -----------------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
 shares authorized, shares outstanding
 3/31/00-1,135,587; 12/31/99-1,081,639                            2,839                          2,704
Additional paid-in capital                                       15,580                         11,694
Retained earnings                                                 2,189                          5,902
Unrealized (losses) on securities
 available for sale, net of tax                                    (431)                          (382)
                                                          --------------              -----------------
     Total shareholders' equity                                  20,177                         19,918
                                                          --------------              -----------------


          Total liabilities and shareholders' equity       $    206,358                $       205,265
                                                          ==============              =================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands)
------------------------------------------------------------------------


                                                                          Year to Date
                                                                           March 31,
                                                              2000                          1999
                                                                          (Unaudited)

INTEREST INCOME                                            $      3,721                $         3,450

INTEREST EXPENSE ON DEPOSITS                                      1,618                          1,506
                                                          --------------              -----------------

NET INTEREST INCOME                                               2,103                          1,944

Provision for loan losses                                            28                             30
                                                          --------------              -----------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                  2,075                          1,914
                                                          --------------              -----------------

NON-INTEREST INCOME                                                 325                            295

NON-INTEREST EXPENSES                                             1,302                          1,119

INCOME BEFORE INCOME TAXES                                        1,098                          1,090

Income tax expense                                                  336                            285
                                                          --------------              -----------------

NET INCOME                                                 $        762                $           805
                                                          ==============              =================


TOTAL COMPREHENSIVE INCOME                                 $        762                $           805
                                                          ==============              =================

Return on average assets (annualized)                             1.47%                          1.62%
Return on average equity (annualized)                            15.31%                         16.31%

Basic earnings per share                                           0.67                           0.71
Diluted earnings per share                                         0.66                           0.70


All per share statistics have been retroactively adjusted to reflect the 5% stock dividends on March 1, 1999 and March 1, 2000. See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
-------------------------------------------------------------------------------



                                                                                 Three months ended March 31,
                                                                            2000                             1999
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                          $        762                   $           805
     Adjustments to reconcile net income to net cash
      from operating activities
          Depreciation                                                             74                                73
          Accretion and amortization of investment securities, net                 15                                54
          Provision for loan losses                                                28                                30
          Loans originated for sale                                              (743)                           (2,884)
          Proceeds from sales of loans originated for sale                        743                             2,885
          Gain on sales of loans                                                   (6)                              (23)
          (Increase) decrease in other assets                                    (115)                              (92)
          Increase (decrease) in other liabilities                                136                                87
                                                                        --------------                 -----------------
              Total adjustments                                                   132                               130
                                                                        --------------                 -----------------
                   Net cash from operating activities                             894                               935
                                                                        --------------                 -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                  3,425                             3,164
     Purchase of securities available for sale                                (10,827)                          (18,459)
     Proceeds from maturities of securities held to maturity                     2,324                             5,926
     Purchase of securities held to maturity                                        -                                 -
     Proceeds from maturities of other securities                               1,300
     Purchase of other securities                                                (500)                                -
     Net (increase) decrease in portfolio loans                                (2,087)                              880
     Premises and equipment expenditures                                          (41)                              (54)
                                                                        --------------                 -----------------
                   Net cash from investing activities                          (6,406)                           (8,543)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                   1,275                             2,952
     Dividends paid                                                              (999)                             (946)
     Proceeds from exercise of stock options                                        3                                 6
     Purchases of common stock                                                    (34)                               (3)
                                                                        --------------                 -----------------
                   Net cash from financing activities                             245                             2,009

Net change in cash and cash equivalents                                        (5,267)                           (5,599)

Cash and cash equivalents at beginning of year                                 14,873                            19,280
                                                                        --------------                 -----------------

Cash and cash equivalents at end of period                               $      9,606                   $        13,681
                                                                        ==============                 =================

Cash paid during the period for

Interest                                                                 $      1,634                   $         1,480
Income taxes                                                             $        388                   $           384


See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan, after elimination of significant inter-company transactions and accounts. The statements have been prepared by management without audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 1999.

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

Note-2 Earnings Per Share

Basic earnings per share is calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. At March 31, 2000 the weighted average shares outstanding in calculating the basic earnings per share was 1,135,460 while the weighted average dilutive potential shares for the diluted earnings per share was 1,149,472. At March 31, 1999 the weighted average shares outstanding in calculating the basic earnings per share was 1,132,949 while the weighted average dilutive potential shares for the diluted earnings per share was 1,147,603.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the three month period ending March 31, 2000.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents decreased $5.3 million or 35.4%. During the period ending March 31, 2000, $1.1 million of cash was provided from operating and financing activities due to net income and an increase in deposits. Investing activities utilized $6.4 million during the period ending March 1, 2000.


SECURITIES

Securities increased $5.0 million or 8.4% since December 31, 1999. The available for sale portfolio increased to 80.2% of the investment portfolio up from 74.6% at year-end.


The amortized cost and fair values of securities were as follows:

                                                              Gross         Gross
                                             Amortized     Unrealized    Unrealized         Fair
Available for sale                              Cost          Gains        Losses          Value
                                           --------------------------------------------------------
   MARCH 31, 2000
     U.S. Government and agency             $     45,562  $       6  $       (562) $        45,006
     State and municipal                           6,889          1           (98)           6,792
                                           --------------------------------------------------------
                                            $     52,451  $       7  $       (660) $        51,798
                                           ========================================================
   DECEMBER 31, 1999
     U.S. Government and agency             $     38,725  $       1  $       (484) $        38,242
     State and municipal                           6,333          1           (97)           6,237
                                           --------------------------------------------------------
                                            $     45,058  $       2  $       (581) $        44,479
                                           ========================================================

                                                              Gross         Gross
                                             Amortized     Unrealized    Unrealized         Fair
Held to maturity                                Cost          Gains        Losses          Value
                                           ----------------------------------------------------------
   MARCH 31, 2000
     U.S. Government and agency             $           -   $        -    $         -   $          -
     State and municipal                           12,786           16           (121)        12,681
                                           ----------------------------------------------------------
                                            $      12,786   $       16    $      (121)  $     12,681
                                           ==========================================================
   DECEMBER 31, 1999
     U.S. Government and agency             $           -   $        -    $         -   $          -
     State and municipal                           15,116           20           (114)        15,022
                                           ----------------------------------------------------------
                                            $      15,116   $       20    $      (114)  $     15,022
                                           ==========================================================



The amortized cost and fair value of securities by contractual maturity at March 31, 2000 are shown below, in thousands of dollars.

                                                              Available for Sale              Held to Maturity
                                                              ------------------              ----------------

                                                            Amortized       Fair         Amortized           Fair
                                                              Cost          Value           Cost            Value
                                                              ----          -----           ----            -----
Due in one year or less                                        $ 14,518      $ 14,449          $ 5,261          $ 5,239
Due after one year through five years                            37,057        36,481            5,089            5,037
Due after five years through ten years                              876           868            1,216            1,197
Due after ten years                                                                              1,220            1,208
                                                          --------------------------------------------------------------
     Total                                                     $ 52,451      $ 51,798         $ 12,786         $ 12,681
                                                          ==============================================================


LOANS

Loans at March 31, 2000 increased $2.1 million from December 31, 1999. The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 2000 and December 31, 1999, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at March 31, 2000 indicates the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 10.6% of total loans.

                                                  March 31, 2000              December 31, 1999
Portfolio loans:                              Balance      % of total      Balance       % of total
----------------                              -------      ----------      -------       ----------
   Residential real estate                       $ 71,957        59.27%      $ 71,709           60.08%
   Consumer                                        11,081         9.13%        10,891            9.13%
   Commercial real estate                          25,874        21.31%        24,810           20.79%
   Commercial                                      12,488        10.29%        11,939           10.00%
                                           ------------------------------------------------------------
                                                  121,400       100.00%       119,349          100.00%
   Deferred loan origination fees, net                (53)                        (58)
   Allowance for loan losses                       (1,579)                     (1,583)
                                           ---------------              --------------
                                                $ 119,768                    $117,708
                                           ===============              ==============

ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, follows:

                                                2000                        1999
                                                ----                        ----
Beginning balance                                 $ 1,583                     $ 1,518
Provision for loan losses                              28                          30
Charge-offs                                           (54)                         (6)
Recoveries                                             22                           4
                                           ---------------              --------------
Ending balance                                    $ 1,579                     $ 1,546
                                           ===============              ==============



The Company had no impaired loans for 2000 and 1999.

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

                                             MARCH 31,                   DECEMBER 31,
                                                2000                        1999
                                                ----                        ----
                                                         (In thousands)
Nonaccrual                                          $ 181                       $ 181
Loans past due 90 days or more                        447                          59
Troubled debt restructurings
                                           ---------------              --------------
   Total nonperforming loans                        $ 628                       $ 240
                                           ===============              ==============

Percent of total loans                              0.52%                       0.20%



DEPOSITS

Deposits at March 31, 2000 increased $1.3 million since December 31, 1999. Interest-bearing deposits increased $3.1 million or 2.0% for the three months ended March 31, 2000, while non-interest bearing decreased $1.8 million or 6.9%.

LIQUIDITY AND FUNDS MANAGEMENT

As of March 31, 2000 the Company had $2.1 million in federal funds sold, $51.8 million in securities available for sale and $5.3 million in held to maturity maturing within one year. These sources of liquidity are supplemented by new deposits and by loan payments received by customers. These short-term assets represents 32.2% of total deposits as of March 31, 2000.

Total equity for the Company at March 31, 2000 was $20.2 million compared to $19.9 million at December 31, 1999.


RESULTS OF OPERATIONS

CNB Corporation's 2000 earnings for the first three months were $762,000 a decrease of $43,000 compared to 1999 results. Earnings per share for 2000 was $.67 per share compared to $.71 for 1999. The return on assets was 1.47% for the three months of the year versus 1.62% for the same period in 1999. The return on equity was 15.31% compared to 16.31% for the same period last year.


For the first three months of 2000 net interest income was $2.1 million a slight increase over the $1.9 million for the same period in 1999. The net interest margin increased to 4.31% from 4.16% in 1999. This increase can be attributable to a higher yield on an increasing volume on interest-earning assets.


Non-interest income was $325,000 a $30,000 increase or 10.2% over the same period last year. Non-interest expense was $1.3 million, an increase of $183,000 or 16.4% over last year. There was no significant change in the income tax position for the Company during the first three months of 2000.


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

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 1999 Management Discussion and Analysis appearing in the December 31, 1999 10K.


PART II- OTHER INFORMATION

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6- EXHIBITS AND REPORTS OF FORM 8-K

a.) None
b.) None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CNB Corporation
                                        --------------------------
                                          (Registrant)




Date:  May 10, 2000                     /s/Robert E. Churchill
       ------------------               ----------------------------------------
                                        Robert E. Churchill
                                        President and Chief Executive Officer



Date:  May 10, 2000                     /s/James C. Conboy, Jr.
       ------------------               ---------------------------------------
                                        James C. Conboy, Jr.
                                        Executive Vice President

                                 Exhibit Index


Exhibit No.                   Description


    27                        Financial Data Schedule