Form 10-Q
period 2000-06-30
CNB CORP /MI/
filed 2000-08-11
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


          Yes (X)                                          No ( )

As of August 9, 2000 there were 1,135,613 shares of the issuer's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
--------------------------------------------------------------------------------

                                                                June                        December
                                                             30, 2000                       31, 1999
ASSETS                                                      (unaudited)
Cash and due from banks                                      $     8,637                   $     8,573
Federal funds sold                                                 4,600                         6,300
                                                           --------------                --------------
     Total cash and cash equivalents                              13,237                        14,873
Securities available for sale                                     48,993                        44,479
Securities held to maturity(market value of
  $ 11,223 in 2000 and $ 15,022 in 1999)                          11,310                        15,116
Other securities                                                   4,953                         5,726
Loans, net                                                       125,156                       117,708
Premises and equipment, net                                        2,918                         3,016
Other assets                                                       4,799                         4,347
                                                           --------------                --------------

     Total assets                                            $   211,366                   $   205,265
                                                           ==============                ==============

LIABILITIES

Deposits
     Non-interest bearing                                    $    30,770                   $    26,158
     Interest-bearing                                            157,493                       156,426
                                                           --------------                --------------
          Total deposits                                         188,263                       182,584
Other liabilities                                                  2,455                         2,763
                                                           --------------                --------------
     Total liabilities                                           190,718                       185,347
                                                           --------------                --------------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
 shares authorized, shares outstanding
 6/30/00-1,135,977; 12/31/99-1,081,639                             2,840                         2,704
Additional paid-in capital                                        15,581                        11,694
Retained earnings                                                  2,623                         5,902
Unrealized gains (losses) on securities
 available for sale, net of tax                                     (396)                         (382)
                                                           --------------                --------------
     Total shareholders' equity                                   20,648                        19,918
                                                           --------------                --------------

          Total liabilities and shareholders' equity         $   211,366                   $   205,265
                                                           ==============                ==============

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands)
--------------------------------------------------------------------------------

                                                                  Three months ended              Six months ended
                                                                        June 30,                      June 30,
                                                                   2000          1999           2000             1999
                                                                                   (Unaudited)
INTEREST INCOME                                                  $ 3,855       $ 3,508         $ 7,576          $ 6,958

INTEREST EXPENSE ON DEPOSITS                                       1,644         1,493           3,262            2,999
                                                           -------------------------------------------------------------

NET INTEREST INCOME                                                2,211         2,015           4,314            3,959

Provision for loan losses                                             27            25              55               55
                                                           -------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                   2,184         1,990           4,259            3,904
                                                           -------------------------------------------------------------

NON-INTEREST INCOME                                                  325           315             650              610

NON-INTEREST EXPENSES                                              1,307         1,269           2,609            2,388

INCOME BEFORE INCOME TAXES                                         1,202         1,036           2,300            2,126

Income tax expense                                                   371           306             707              591
                                                           -------------------------------------------------------------

NET INCOME                                                       $   831       $   730         $ 1,593          $ 1,535
                                                           =============================================================


TOTAL COMPREHENSIVE INCOME                                       $   867       $   450         $ 1,579          $ 1,138
                                                           =============================================================

Return on average assets (annualized)                              1.60%         1.46%           1.53%            1.52%
Return on average equity (annualized)                             16.46%        14.69%          15.77%           15.44%

Basic earnings per share                                            0.73          0.65            1.40             1.34
Diluted earnings per share                                          0.72          0.64            1.38             1.32

All per share statistics have been retroactively adjusted to reflect the 5% stock dividends on March 1, 1999 and March 1, 2000. See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------

                                                                                   Six months ended June 30,
                                                                                 2000                          1999
                                                                                  (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                             $    1,593                      $     1,535
     Adjustments to reconcile net income to net cash
      from operating activities
          Depreciation                                                             147                              147
          Accretion and amortization of investment securities, net                   7                              110
          Provision for loan losses                                                 55                               55
          Loans originated for sale                                             (1,343)                          (6,686)
          Proceeds from sales of loans originated for sale                       1,343                            6,687
          Gain on sales of loans                                                   (10)                             (36)
          (Increase)decrease in other assets                                      (435)                            (458)
          Increase (decrease) in other liabilities                                 269                              313
                                                                         --------------                   --------------
              Total adjustments                                                     33                              132
                                                                         --------------                   --------------
                   Net cash from operating activities                            1,626                            1,667
                                                                         --------------                   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                   8,125                            4,239
     Purchase of securities available for sale                                 (12,662)                         (25,101)
     Proceeds from maturites of securities held to maturity                      4,897                           13,653
     Purchase of securities held to maturity                                    (1,096)                          (1,400)
     Proceeds from maturites of other securities                                 1,300                                -
     Purchase of other securities                                                 (527)                             (74)
     Net (increase)decrease in portfolio loans                                  (7,503)                          (3,330)
     Premises and equipment expenditures                                           (49)                            (102)
                                                                         --------------                   --------------
                   Net cash from investing activities                           (7,515)                         (12,115)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                    5,679                            9,022
     Dividends paid                                                             (1,397)                          (1,324)
     Proceeds from exercise of stock options                                        17                               32
     Purchases of common stock                                                     (46)                             (12)
                                                                         --------------                   --------------
                   Net cash from financing activities                            4,253                            7,718

Net change in cash and cash equivalents                                         (1,636)                          (2,730)

Cash and cash equivalents at beginning of year                                  14,873                           19,280
                                                                         --------------                   --------------

Cash and cash equivalents at end of period                                  $   13,237                      $    16,550
                                                                         ==============                   ==============

Cash paid during the period for

Interest                                                                    $    3,258                      $     2,991
Income taxes                                                                $      713                      $       602

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

Note-2 Earnings Per Share

Basic earnings per share is calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the six month period ending June 30, 2000, the weighted average shares outstanding in calculating the basic earnings per share was 1,135,719 while the weighted average dilutive potential shares for the diluted earnings per share was 1,153,300.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the three and six month period ending June 30, 2000.

FINANCIAL CONDITION

The Company's cash balances of cash and cash equivalents decreased $ 1.6 million or 11.0%. During the period ending June 30, 2000, $ 4.3 million of cash was provided from financing activities due to increases in deposits. Investing activities utilized $ 7.5 million of cash during the period ending June 30, 2000.



SECURITIES

Securities increased $ 708,000 or 1.2% since December 31, 1999. The available for sale portfolio increased to 81.2% up from 74.6% at year-end.


The amortized cost and fair values of securities at June 30, were as follows:

                                                               Gross         Gross
                                              Amortized     Unrealized    Unrealized        Fair
Available for sale                              Cost           Gains        Losses          Value
                                           ------------------------------------------------------------
JUNE 30, 2000
     U.S. Government and agency                   $ 41,818    $    -            $ (511)       $ 41,307
     State and municipal                             7,775                         (89)          7,686
                                           ------------------------------------------------------------
                                                  $ 49,593    $    -            $ (600)       $ 48,993
                                           ============================================================
DECEMBER 31, 1999
     U.S. Government and agency                   $ 38,725    $    1            $ (484)       $ 38,242
     State and municipal                             6,333         1               (97)          6,237
                                           ------------------------------------------------------------
                                                  $ 45,058    $    2            $ (581)       $ 44,479
                                           ============================================================

                                                               Gross         Gross
                                              Amortized     Unrealized    Unrealized        Fair
Held to maturity                                Cost           Gains        Losses          Value
                                           ------------------------------------------------------------
JUNE 30, 2000
     U.S. Government and agency                $      -     $       -       $    -        $      -
     State and municipal                         11,310            16          (103)         11,223
                                           ------------------------------------------------------------
                                               $ 11,310     $      16       $ (103)       $ 11,223
                                           ============================================================
DECEMBER 31, 1999
     U.S. Government and agency                $      -     $       -       $    -        $      -
     State and municipal                         15,116            20         (114)         15,022
                                           ------------------------------------------------------------
                                               $ 15,116     $      20       $ (114)       $ 15,022
                                           ============================================================


The amortized cost and fair value of securities by contractual maturity at June 30, 2000 are shown below, in thousands of dollars.

                                                                Available for Sale              Held to Maturity
                                                                ------------------              ----------------
                                                                 Amortized       Fair         Amortized     Fair
                                                                  Cost          Value          Cost         Value
                                                                  ----          -----          ----         -----
Due in one year or less                                         $ 13,968      $ 13,890        $  4,535      $  4,515
Due after one year through five years                             34,599        34,082           4,344         4,303
Due after five years through ten years                             1,026         1,021           1,184         1,170
Due after ten years                                                                              1,247         1,235
                                                           ----------------------------------------------------------
     Total                                                      $ 49,593      $ 48,993        $ 11,310      $ 11,223
                                                           ==========================================================

LOANS

Loans at June 30, 2000 increased $ 7.5 million or 6.3% from December 31, 1999. The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 2000 and December 31, 1999, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at June 30, 2000 indicates the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 11.0% of total loans.

                                                  June 30, 2000               December 31, 1999
Portfolio loans:                               Balance      % of total      Balance      % of total
                                               -------      ----------      -------      ----------
   Residential real estate                    $  74,608        58.83%     $  71,709          60.08%
   Consumer                                      11,859         9.35%        10,891           9.13%
   Commercial real estate                        28,028        22.10%        24,810          20.79%
   Commercial                                    12,322         9.72%        11,939          10.00%
                                           ---------------------------------------------------------
                                                126,817       100.00%       119,349         100.00%
   Deferred loan origination fees, net              (51)                        (58)
   Allowance for loan losses                     (1,610)                     (1,583)
                                           -------------              --------------
                                              $ 125,156                   $ 117,708
                                           =============              ==============

ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, follows:

                                                2000                         1999
                                                ----                         ----
Beginning balance                            $ 1,583                     $ 1,518
Provision for loan losses                         55                          55
Charge-offs                                      (56)                        (16)
Recoveries                                        28                           5
                                     ----------------              --------------
Ending balance                               $ 1,610                     $ 1,562
                                     ================              ==============


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

                                              June 30,                  December 31,
                                                2000                         1999
                                                ----                         ----
                                                         (In thousands)
Nonaccrual                                           $ 181                       $ 181
Loans past due 90 days or more                         585                          59
Troubled debt restructurings
                                             --------------              --------------
   Total nonperforming loans                         $ 766                       $ 240
                                             ==============              ==============

Percent of total loans                               0.60%                       0.20%


DEPOSITS

Deposits at June 30, 2000 increased $ 5.7 million or 3.1% from December 31, 1999. Non-interest bearing deposits increased $ 4.6 million or 17.6% for the six months ended June 30, 2000, while interest-bearing deposits increased $ 1.1 million.

LIQUIDITY AND FUNDS MANAGEMENT

As of June 30, 2000 the Company had $ 4.6 million in federal funds sold, $ 14.0 million in securities available for sale and $ 4.5 million in held to maturity maturing within one year. These sources of liquidity are supplemented by new deposits and by loan payments received by customers. These short-term assets represents 12.3% of total deposits as of June 30, 2000.

Total equity for the Company at June 30, 2000 was $ 20.6 million compared to $
19.9 million at December 31, 1999. The Company has realized $ 1.6 million in income and paid out $ 795,000 in dividends for the period ended June 30, 2000.

RESULTS OF OPERATIONS

CNB Corporation's 2000 earnings for the first half of the year were $ 1,593,000, an increase compared to 1999 results. Basic earnings per share for 2000 was $
1.40 per share compared to $ 1.34 from 1999. The return on assets was 1.53% for the first half of the year versus 1.52% for the same period in 1999. The return on average equity was 15.77% compared to 15.44% for the same period last year.

For the quarter ending June 30, 2000 earnings were $ 831,000 compared to $ 730,000 for the same period last year. Basic earnings per share for the quarter ending June 30, 2000 was $ 0.73 compared to $ 0.65 for the same period last year.

For the first half of 2000 net interest income was $ 4.3 million an increase over the $ 4.0 million for the first half of 1999. For the period ending June 30, 2000, the net interest margin increased to 4.33% from 4.23% in 1999. This increase can be attributable to a higher yield on an increasing volume on interest-earning assets.

Net interest income for the quarter ending June 30, 2000 was $ 2.2 million an increase of 9.7% over the same period last year.

Non-interest income increased slightly to $ 650,000 from $ 610,000 for 1999, while non-interest expense increased to $ 2.6 million, or 9.3% from $ 2.4 million reported for the six month period ending June 30, 1999. For the quarter ending June 30, 2000 non-interest income was reported at $ 325,000 compared to $315,000 for the same period last year. Non-interest expense for the quarter ending remained unchanged at $ 1.3 million compared to the same period last year. There was no significant change in the income tax position for the Company during the first half of 2000.

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



                                          CNB Corporation
                                          ------------------------------
                                                  (Registrant)



Date:     August 10, 2000                 /S/ Robert E. Churchill
          -----------------------------   --------------------------------------
                                          Robert E. Churchill
                                          Chairman and Chief Executive Officer




Date:     August 10, 2000                 /S/ Susan A. Eno
          -----------------------------   --------------------------------------
                                          Susan A. Eno
                                          Senior Vice President

                                 Exhibit Index
                                 -------------

Exhibit No.                 Description
-----------                 -----------
    27                      Financial Data Schedule