Form 10-Q
period 2000-09-30
CNB CORP /MI/
filed 2000-11-13
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

           Yes (X)                                         No ( )

       As of November 7, 2000 there were 1,135,478 shares of the issuer's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)


                                                          September       December
                                                           30, 2000       31, 1999
ASSETS                                                   (unaudited)
Cash and due from banks                                   $  11,493       $   8,573
Federal funds sold                                            6,000           6,300
                                                          ---------       ---------
     Total cash and cash equivalents                         17,493          14,873
Securities available for sale                                50,563          44,479
Securities held to maturity (market value of
  $ 9,763 in 2000 and $ 15,022 in 1999)                       9,779          15,116
Other securities                                              4,853           5,726
Loans, net                                                  125,391         117,708
Premises and equipment, net                                   3,273           3,016
Other assets                                                  4,958           4,347
                                                          ---------       ---------

     Total assets                                         $ 216,310       $ 205,265
                                                          =========       =========

LIABILITIES

Deposits
     Non-interest bearing                                 $  30,214       $  26,158
     Interest-bearing                                       162,194         156,426
                                                          ---------       ---------
          Total deposits                                    192,408         182,584
Other liabilities                                             2,573           2,763
                                                          ---------       ---------
     Total liabilities                                      194,981         185,347
                                                          ---------       ---------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
 shares authorized, shares outstanding
 9/30/00-1,135,550; 12/31/99-1,081,639                        2,839           2,704
Additional paid-in capital                                   15,554          11,694
Retained earnings                                             3,109           5,902
Unrealized gains (losses) on securities
 available for sale, net of tax                                (173)           (382)
                                                          ---------       ---------
     Total shareholders' equity                              21,329          19,918
                                                          ---------       ---------


          Total liabilities and shareholders' equity      $ 216,310       $ 205,265
                                                          =========       =========

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME(in thousands)


                                              Three months ended        Nine months ended
                                                September 30,             September 30,
                                             2000          1999         2000          1999
                                                             (Unaudited)
INTEREST INCOME                            $ 4,042       $ 3,657       $11,618       $10,615


INTEREST EXPENSE ON DEPOSITS                 1,742         1,531         5,004         4,530
                                           -------       -------       -------       -------

NET INTEREST INCOME                          2,300         2,126         6,614         6,085

Provision for loan losses                       27            22            82            77
                                           -------       -------       -------       -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                             2,273         2,104         6,532         6,008
                                           -------       -------       -------       -------

NON-INTEREST INCOME                            332           353           982           963

NON-INTEREST EXPENSES                        1,327         1,261         3,936         3,673
                                           -------       -------       -------       -------

INCOME BEFORE INCOME TAXES                   1,278         1,196         3,578         3,298

Income tax expense                             392           369         1,099           952
                                           -------       -------       -------       -------

NET INCOME                                 $   886       $   827       $ 2,479       $ 2,346
                                           =======       =======       =======       =======

TOTAL COMPREHENSIVE INCOME                 $ 1,109       $   809       $ 2,688       $ 1,931
                                           =======       =======       =======       =======

Return on average assets (annualized)         1.64%         1.63%         1.57%         1.54%
Return on average equity (annualized)        16.76%        16.55%        16.11%        15.65%

Basic earnings per share                   $  0.78       $  0.73       $  2.18       $  2.07
Diluted earnings per share                    0.77          0.72          2.16          2.03



All per share statistics have been retroactively adjusted to reflect the 5% stock dividends on March 1, 1999 and March 1, 2000. See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                                     Nine months ended September 30,
                                                                         2000            1999
                                                                      (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                         $  2,479       $  2,346
     Adjustments to reconcile net income to net cash
      from operating activities
          Depreciation                                                       221            220
          Accretion and amortization of investment securities, net            (2)           103
          Provision for loan losses                                           82             77
          Loans originated for sale                                       (2,336)        (8,070)
          Proceeds from sales of loans originated for sale                 2,336          8,071
          Gain on sales of loans                                             (18)           (48)
          (Increase) decrease in other assets                               (719)          (214)
          Increase (decrease) in other liabilities                           387            369
                                                                        --------       --------
                           Total adjustments                                 (49)           508
                                                                        --------       --------
                                Net cash from operating activities         2,430          2,854
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale            10,176          7,254
     Purchase of securities available for sale                           (15,935)       (30,815)
     Proceeds from maturities of securities held to maturity               6,694         19,433
     Purchase of securities held to maturity                              (1,363)        (5,777)
     Proceeds from maturities of other securities                          1,400             --
     Purchase of other securities                                           (527)           (74)
     Net (increase) decrease in portfolio loans                           (7,747)        (8,237)
     Premises and equipment expenditures                                    (478)          (117)
                                                                        --------       --------
                                Net cash from investing activities        (7,780)       (18,333)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                              9,824         10,891
     Dividends paid                                                       (1,794)        (1,702)
     Proceeds from exercise of stock options                                  17             37
     Purchases of common stock                                               (77)           (30)
                                                                        --------       --------
                                Net cash from financing activities         7,970          9,196

Net change in cash and cash equivalents                                    2,620         (6,283)

Cash and cash equivalents at beginning of year                            14,873         19,280
                                                                        --------       --------

Cash and cash equivalents at end of period                              $ 17,493       $ 12,997
                                                                        ========       ========

Cash paid during the period for

Interest                                                                $  5,014       $  4,522
Income taxes                                                            $  1,081       $    972

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

Note-2 Earnings Per Share

Basic earnings per share is calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the nine month period ending September 30, 2000, the weighted average shares outstanding in calculating the basic earnings per share was 1,135,706 while the weighted average dilutive potential shares for the diluted earnings per share was 1,148,124. For the nine month period ending September 30, 1999, the weighted average shares outstanding in calculating the basic earnings per share was 1,079,540 while the average dilutive potential shares for the duluted earnings per share was 1,101,768.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the three and nine month period ending September 30, 2000.

FINANCIAL CONDITION

The Company's cash balances of cash and cash equivalents increased $ 2.6 million or 17.6% for the nine months ending September 30, 2000. During the period ending September 30, 2000, $ 8.0 million of cash was provided from financing activities due to increases in deposits. Investing activities utilized $ 7.8 million of cash during the period ending September 30, 2000.

SECURITIES

Securities increased $ 747,000 or 1.3% since December 31, 1999. The available for sale portfolio increased to 83.8% up from 74.6% at year-end.

The amortized cost and fair values of securities at September 30, were as follows:


                                                     Gross          Gross
                                    Amortized     Unrealized     Unrealized         Fair
Available for sale                     Cost         Gains          Losses          Value
                                       ----         -----          ------          -----
SEPTEMBER 30, 2000
     U.S. Government and agency      $ 39,827      $     52       $   (308)      $ 39,571
     State and municipal               10,999            40            (47)        10,992
                                     --------      --------       --------       --------
                                     $ 50,826      $     92       $   (355)      $ 50,563
                                     ========      ========       ========       ========

DECEMBER 31, 1999
     U.S. Government and agency      $ 38,725      $      1       $   (484)      $ 38,242
     State and municipal                6,333             1            (97)         6,237
                                     --------      --------       --------       --------
                                     $ 45,058      $      2       $   (581)      $ 44,479
                                     ========      ========       ========       ========



                                                    Gross         Gross
                                     Amortized    Unrealized     Unrealized         Fair
Held to maturity                        Cost        Gains          Losses          Value
                                        ----        -----          ------          -----
SEPTEMBER 30, 2000
     U.S. Government and agency      $     --      $     --       $     --       $     --
     State and municipal                9,779            30            (46)         9,763
                                     --------      --------       --------       --------
                                     $  9,779      $     30       $    (46)      $  9,763
                                     ========      ========       ========       ========
DECEMBER 31, 1999
     U.S. Government and agency      $     --      $     --       $     --       $     --
     State and municipal               15,116            20           (114)        15,022
                                     --------      --------       --------       --------
                                     $ 15,116      $     20       $   (114)      $ 15,022
                                     ========      ========       ========       ========


The amortized cost and fair value of securities by contractual maturity at September 30, 2000 are shown below, in thousands of dollars.

                                            Available for Sale        Held to Maturity
                                           ---------------------     ---------------------
                                           Amortized      Fair       Amortized      Fair
                                             Cost         Value         Cost        Value
                                            -------      -------      -------      -------
Due in one year or less                     $19,483      $19,391      $ 3,170      $ 3,163
Due after one year through five years        30,382       30,189        4,169        4,161
Due after five years through ten years          961          983        1,205        1,208
Due after ten years                                                     1,235        1,231
                                            -------      -------      -------      -------
     Total                                  $50,826      $50,563      $ 9,779      $ 9,763
                                            =======      =======      =======      =======


LOANS

Loans at September 30, 2000 increased $ 7.7 million or 6.5% from December 31, 1999. The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 2000 and December 31, 1999, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at September 30, 2000 indicates the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 10.2% of total loans.

                                              September 30, 2000             December 31, 1999
Portfolio loans:                          Balance         % of total    Balance           % of total
                                         ---------        ----------   ---------          ----------
Residential real estate                  $  76,315           60.06%  $    71,709             60.08%
Consumer                                    12,409            9.77%       10,891              9.13%
Commercial real estate                      26,629           20.96%       24,810             20.79%
Commercial                                  11,715            9.22%       11,939             10.00%
                                         ---------          ------   -----------            ------
                                           127,068          100.00%      119,349            100.00%
Deferred loan origination fees, net            (46)                          (58)
Allowance for loan losses                   (1,631)                       (1,583)
                                         ---------                   -----------
                                         $ 125,391                   $   117,708
                                         =========                   ===========

ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, follows:

                                 2000          1999
                               -------       -------
Beginning balance              $ 1,583       $ 1,518
Provision for loan losses           82            77
Charge-offs                        (64)          (25)
Recoveries                          30             7
                               -------       -------
Ending balance                 $ 1,631       $ 1,577
                               =======       =======

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

                                     September 30,     December 31,
                                          2000             1999
                                          ----             ----
                                             (In thousands)
Nonaccrual                                $181             $181
Loans past due 90 days or more             106               59
Troubled debt restructurings
                                          ----             ----
   Total nonperforming loans              $287             $240
                                          ====             ====

Percent of total loans                    0.23%            0.20%

DEPOSITS

Deposits at September 30, 2000 increased $ 9.8 million or 5.4% from December 31, 1999. Non-interest bearing deposits increased $ 4.1 million or 15.5% for the nine months ended September 30, 2000, while interest-bearing deposits increased $ 5.8 million or 3.7%.

LIQUIDITY AND FUNDS MANAGEMENT

As of September 30, 2000 the Company had $ 6.0 million in federal funds sold, $
50.6 million in securities available for sale and $ 3.2 million in held to maturity maturing within one year. These sources of liquidity are supplemented by new deposits and by loan payments received by customers. These short-term assets represents 31.1% of total deposits as of September 30, 2000.

Total equity for the Company at September 30, 2000 was $ 21.3 million compared to $ 19.9 million at December 31, 1999. The Company has realized $ 2.5 million in income and declared $ 1.2 million in dividends for the period ended September 30, 2000.

RESULTS OF OPERATIONS

CNB Corporation's 2000 earnings for the first nine months of the year were $ 2,479,000, an increase compared to 1999 results. Basic earnings per share for 2000 was $ 2.18 per share compared to $ 2.07 from 1999. The return on assets was 1.57% for the first nine months of the year versus 1.54% for the same period in 1999. The return on average equity was 16.11% compared to 15.65% for the same period last year.

For the quarter ending September 30, 2000 earnings were $ 886,000 compared to $ 827,000 for the same period last year. Basic earnings per share for the quarter ending September 30, 2000 was $ 0.78 compared to $ 0.73 for the same period last year.

For the first nine months of 2000 net interest income was $ 6.5 million an increase over the $ 6.0 million for the same period last year. For the period ending September 30, 2000, the net interest margin increased to 4.46% from 4.23% in 1999. This increase can be attributable to a higher yield on an increasing volume on interest-earning assets.

Net interest income for the quarter ending September 30, 2000 was $ 2.3 million an increase of 8.2% over the same period last year.

Non-interest income increased to $ 982,000 from $ 963,000 for 1999, while non-interest expense increased to $ 3.9 million, or 7.2% from $ 3.7 million reported for the nine month period ending September 30, 1999. For the quarter ending September 30, 2000 non-interest income was reported at $ 332,000 compared to $ 353,000 for the same period last year. Non-interest expense for the quarter ending remained unchanged at $ 1.3 million compared to the same period last year. There was no significant change in the income tax position for the Company during the first nine months of 2000.

FORWARD-LOOKING STATEMENTS

When used in this filing and in future filings involving the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate", "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or similar expressions are intended to identify, "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, and competition, all or some of which could cause actual results to differ materiality from historical earnings and those presently anticipated or projected.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materiality from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward- looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, requires derivative instruments to be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value of cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The adoption of this statement on January 1, 2001, is not expected to have a material effect on the consolidated financial statements.

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

All financial institutions assume interest rate risk as an integral part of normal operations. Managing and measuring interest rate risk is a dynamic, multi-faceted process that ranges from reducing the exposure of the Corporation's net interest margin to swings in interest rates, to assuring sufficient capital and liquidity to support future balance sheet growth. The Corporation manages interest rate risk through the Asset/ Liability Committee. The Asset/Liability Committee is comprised of bank officers from various disciplines. The Committee establishes policies and rates which lead to prudent investment of resources, the effective management of risks associated with changing interest rates, the maintenance of adequate liquidity, and the earning of an adequate return on shareholders' equity.

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



                                           CNB Corporation
                                           -------------------------------
                                                    (Registrant)



  Date:        November 9, 2000            /s/ Robert E. Churchill
               --------------------        -------------------------------------
                                           Robert E. Churchill
                                           Chairman and Chief Executive Officer




  Date:        November 9, 2000            /s/ James C. Conboy, Jr.
               --------------------        -------------------------------------
                                           James C. Conboy, Jr.
                                           President and Chief Operating Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                     Description
-----------                     -----------
   27                           Financial Data Schedule