Form 10-K405
period 2000-12-31
CNB CORP /MI/
filed 2001-03-29
CIK 779125

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $ 2.50 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2001 was $ 62,016,060.

As of March 20, 2001 there were outstanding 1,135,411 shares of the registrant's common stock, $ 2.50 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant's annual report to security holders for fiscal year ended December 31, 2000 are incorporated by reference in Part I and
Part II of this report, and specified portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 15, 2001 are incorporated by reference in Part III of this report.

                                     PART I


ITEM 1 -- BUSINESS

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

The Bank's lending function provides a full range of loan products. These include real estate mortgages, secured and unsecured commercial and consumer loans, check credit loans, lines of credit, home equity loans and construction financing. The Bank also participates in specialty loan programs through the Michigan State Housing Development Authority, Small Business Administration, Federal Home Loan Mortgage Corporation, Farm Service Agency and Mortgage Guaranty Insurance Corporation. Through correspondent relationships, the Bank also makes available credit cards and student loans. The Bank's loan portfolio is over 60% residential real estate mortgages on both primary and secondary homes. The borrower base is very diverse and loan to value ratios are generally 80% or less. The commercial loan portfolio accounts for approximately 9% of total loans. Agricultural lending is minimal and secured by real estate. Construction lending is predominately residential, with only an occasional "spec" home or commercial building. Unsecured lending is very limited and personal guarantees are required on most commercial loans.

The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold its long term fixed rate residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC"). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled over $ 35 million at December 31, 2000.

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

In its primary market, which includes Cheboygan County and parts of Emmet, Mackinac, Presque Isle and Montmorency Counties, the Bank is one of three principal banking institutions located within this market. One is a member of a multi-bank holding company with substantially more assets than the Company. The other is an independent community bank which recently moved into the Cheboygan area. There are also two credit unions, one savings and loan association and a brokerage firm.

As of December 31, 2000, the Bank employed 68 full-time and 11 part-time employees. This compares to 66 full-time and 15 part-time employees as of December 31, 1999. The Company has no full-time employees. Its operation and business are carried out by officers and employees of the Bank who are not compensated by the Company.



SECURITIES

Securities and their fair values at December 31 were as follows:

AVAILABLE FOR SALE

                                                    Gross         Gross
                                    Amortized    Unrealized    Unrealized       Fair
                                       Cost         Gains        Losses         Value
                                    --------     ----------    ----------     --------
                                                       (In thousands)
2000
     U.S. government and agency     $ 36,838      $    335      $    (60)     $ 37,113
     State and municipal              10,726           144           (14)       10,856
                                    --------      --------      --------      --------
                                    $ 47,564      $    479      $    (74)     $ 47,969
                                    ========      ========      ========      ========
1999
     U.S. government and agency     $ 38,725      $      1      $   (484)     $ 38,242
     State and municipal               6,333             1           (97)        6,237
                                    --------      --------      --------      --------
                                    $ 45,058      $      2      $   (581)     $ 44,479
                                    ========      ========      ========      ========
1998
     U.S. government and agency     $ 21,046      $    211      $     --      $ 21,257
     State and municipal               2,763           137            --         2,900
                                    --------      --------      --------      --------
                                    $ 23,809      $    348      $     --      $ 24,157
                                    ========      ========      ========      ========

HELD TO MATURITY

2000
     State and municipal            $  7,882      $    100      $     (6)     $  7,976
                                    ========      ========      ========      ========
1999
     State and municipal            $ 15,116      $     20      $   (114)     $ 15,022
                                    ========      ========      ========      ========
1998
     U.S. government and agency     $ 14,053      $     95      $     --      $ 14,148
     State and municipal              19,614           388            (1)       20,001
                                    --------      --------      --------      --------
                                    $ 33,667      $    483      $     (1)     $ 34,149
                                    ========      ========      ========      ========

Scheduled maturities of the carrying value of securities available for sale and held to maturity at December 31, 2000, were as follows:

                                 Due in       Due from     Due from       Due
                                 one year      one to      five to      after ten
                                 or less     five years   ten years      years         Total
                                 -------      -------      -------      -------      ----------
                                                        (In thousands)
U.S. Government and agencies     $13,902      $23,211      $  --        $  --        $   37,113
State and municipal                7,381        7,999        2,123        1,235          18,738
                                 -------      -------      -------      -------      ----------
                                 $21,283      $31,210      $ 2,123      $ 1,235      $   55,851
                                 =======      =======      =======      =======      ==========

Yield                               5.37%        6.15%        4.66%        5.97%           5.79%


LOANS

The following is a summary of loans at December 31:

                                           2000           1999           1998           1997           1996
                                        ---------      ---------      ---------      ---------      ---------
                                                                    (In thousands)
Residential real estate                 $  77,823      $  71,709      $  69,319      $  60,754      $  56,699
Consumer                                   12,155         10,891         10,229         10,009          9,239
Commercial real estate                     26,571         24,810         20,202         20,899         21,331
Commercial                                 11,193         11,939         10,836         11,705          9,632
                                        ---------      ---------      ---------      ---------      ---------
                                          127,742        119,349        110,586        103,367         96,901
Deferred loan origination fees, net           (41)           (58)           (81)          (128)          (160)
Allowance for loan losses                  (1,652)        (1,583)        (1,518)        (1,442)        (1,361)
                                        ---------      ---------      ---------      ---------      ---------
                                        $ 126,049      $ 117,708      $ 108,987      $ 101,797      $  95,380
                                        =========      =========      =========      =========      =========

Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding excluding residential real estate and consumer loans at December 31, 2000, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity of changes in interest rates.

                                                   Total
                                                --------------
                                                (In thousands)
In one year or less                                $11,968
After one year but within five years
     Interest rates are floating or adjustable       3,194
     Interest rates are fixed or predetermined      17,264
After five years
     Interest rates are floating or adjustable       3,430
     Interest rates are fixed or predetermined       1,908
                                                   -------
                                                   $37,764
                                                   =======

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

                                             2000          1999          1998          1997          1996
                                           --------      --------      --------      --------      --------
                                                                    (In thousands)
Balance at the beginning of the period     $  1,583      $  1,518      $  1,442      $  1,361      $  1,305

Charge-offs:
     Residential real estate                     --            --             4             2            --
     Consumer                                    86            40            45            36            63
     Commercial real estate                      --            --            --            --            --
     Commercial                                  --             3             3            --            --
                                           --------      --------      --------      --------      --------
Total charge-offs                                86            43            52            38            63
                                           --------      --------      --------      --------      --------


Recoveries:
     Residential real estate                     14             1             1             4             2
     Consumer                                    28             7            10            15            17
     Commercial real estate                       2            --            --            --            --
     Commercial                                   1            --            17            --            --
                                           --------      --------      --------      --------      --------
Total recoveries                                 45             8            28            19            19
                                           --------      --------      --------      --------      --------
Provision charged to expense                    110           100           100           100           100
                                           --------      --------      --------      --------      --------
Allowance for possible loan
     losses, end of period                 $  1,652      $  1,583      $  1,518      $  1,442      $  1,361
                                           ========      ========      ========      ========      ========

Total loans outstanding at
     end of period                         $127,742      $119,349      $110,586      $103,367      $ 96,901

Average total loans outstanding
     for the year                          $124,732      $114,042      $106,661      $101,518      $ 93,193

Ratio of net charge-offs to
     daily average loans outstanding           0.03%         0.03%         0.02%         0.02%         0.05%

Ratio of net charge-offs to
     total loans outstanding                   0.03%         0.03%         0.02%         0.02%         0.05%

The allocation of the allowance for loan losses for the years ended December 31 is:

                           Residential                     Commercial
                           Real Estate      Consumer      Real Estate     Commercial     Unallocated         Total
                           -----------      --------      -----------     ----------     -----------        -------
                                                         (In thousands)
2000 Allowance amount         $  218          $  79          $  67          $  64          $  1,224          $1,652
% of Total loans                60.9%           9.5%          20.8%           8.8%                            100.0%

1999 Allowance amount         $  224          $  35          $  77          $  29          $  1,218          $1,583
% of Total loans                60.1%           9.1%          20.8%          10.0%                            100.0%

1998 Allowance amount         $   15          $  54          $   5          $  77          $  1,367          $1,518
% of Total loans                62.7%           9.2%          18.3%           9.8%                            100.0%

1997 Allowance amount         $   28          $  28          $  74          $  57          $  1,255          $1,442
% of Total loans                58.8%           9.7%          20.2%          11.3%                            100.0%

1996 Allowance amount         $   42          $  36          $   7          $  51          $  1,225          $1,361
% of Total loans                58.5%           9.5%          22.0%          10.0%                            100.0%



The review of the loan portfolio revealed no undue concentrations of credit, however, the portfolio continues concentrated in residential real estate mortgages and highly dependent upon the tourist Industry for the source of repayment. Because the reliance on tourism is both primary, (i.e. loans to motels, hotels and restaurants, etc.) and secondary (i.e. loans to employees of tourist related businesses), it is difficult to assess a specific dollar amount of inherent loss potential. Likewise, the residential real estate market has been stable or increasing, so inherent loss potential in this concentration is also difficult to reasonably assess. Therefore, it is believed that a reasonable margin should be maintained in the allowance for loan losses to cover these undefined losses within the loan portfolio.

The following is a summary of nonaccrual, past due and restructured loans as of December 31:

                                    2000      1999      1998      1997      1996
                                    ----      ----      ----      ----      ----
                                                   (In thousands)
Nonaccrual loans                    $181      $181       $--      $ 21      $ 70
Loans past due 90 days or more
                                      81        59        62        78        61
Troubled debt restructurings          --        --        --        --        --
                                    ----      ----      ----      ----      ----
                                    $262      $240      $ 62      $ 99      $131
                                    ====      ====      ====      ====      ====

DEPOSITS

The following table presents the remaining maturity of time deposits individually exceeding $ 100,000 at December 31, 2000. Dollars are reported in thousands.


Up to 3 Months          $ 4,135
3 to 6 Months             2,084
7 to 12 Months            3,559
Over 12 Months           10,606
                        -------
                        $20,384
                        =======

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

The Company's cash revenues are derived primarily from dividends paid by the Bank. National banking laws restrict the payment of cash dividends by a national bank by providing, subject to certain exceptions, that dividends may be paid only out of net profits then on hand after deducting there from its losses and bad debts, and no dividends may be paid unless the bank will have a surplus amounting to not less than one hundred percent (100%) of its common capital stock.

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


An analysis of the Company's regulatory capital requirements at December 31, 2000 is presented on page 21 of the Registrant's 2000 Annual Report in Note 14 Regulatory Capital to the Company's consolidated financial statements, which is incorporated herein by reference.


ITEM 2 -- PROPERTIES

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


ITEM 3 -- LEGAL PROCEEDINGS.

Neither the Company nor the Bank are a party to any pending legal proceedings other than the routine litigation that is incidental to the business of lending.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders during the fourth quarter of 2000.


                                     PART II


ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS.

The common stock of the Company has no public trading market. All trades are handled on a direct basis between buyer and seller. The Bank acts as the Company's transfer agent. The principal market for the Company's stock consists of existing shareholders, family members of existing shareholders and individuals in its service area.

The information detailing the range of high and low bid information for the Company's common stock and cash dividends declared for each full quarterly period within the two most recent fiscal years can be found under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, which is hereby incorporated by reference.

The information which indicates the amount of common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 8 on page 15 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, which is hereby incorporated by reference.

There are no public offerings pending.

There are approximately 840 shareholders of record of the common stock of the Company as of January 31, 2001.

During 2000, the Company declared regular dividends of $ 1.43 per share plus a special dividend of $ .55. In 1999, the Company declared regular dividends of $
1.34 plus a special dividend of $ .52. These per share statistics have been retroactively adjusted for the 5% stock dividend of March 1, 1999 and March 1, 2000. The information detailing the cash dividends declared within the two most recent fiscal years can be found under the caption "Financial Highlights" of the Company's Annual Report to shareholders for the fiscal year ended December 31, 2000, which is hereby incorporated by reference. These have resulted in a dividend payout ratio averaging 65.7% for the past three years.

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


ITEM 6 -- SELECTED FINANCIAL DATA.

The information required by this item is included on Page 1 under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, which is hereby incorporated by reference.


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information required by this item is included on pages 26 through 36 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, which is hereby incorporated by reference.


ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included on pages 30 through 31 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, which is hereby incorporated by reference.


ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information is included on pages 2 through 24 of the Company's Annual Report to

Shareholders for the fiscal year ended December 31, 2000, which is hereby incorporated by reference.


ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                  PART III


ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is included under the caption "Information About Director Nominees" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 15, 2001, which is hereby incorporated by reference.


Information about the executive officers of the Corporation is set forth below.

Name and Age                            Position
------------                            --------
Robert E. Churchill, 60                 Chairman and Chief Executive Officer of
                                        the Corporation and Citizens National
                                        Bank of Cheboygan. Mr. Churchill has
                                        been an officer of the Corporation since its inception in 1985 and an employee of the Bank since 1975. He has been in his current position for more than 12 years.

James C. Conboy, Jr., 53                President and Chief Operating Officer of
                                        the Corporation and Citizens National
                                        Bank of Cheboygan. Mr. Conboy joined the
                                        Corporation and the Bank during 1998.

John F. Ekdahl, 50                      Senior Vice President of the Corporation
                                        and Citizens National Bank of Cheboygan.
                                        Mr. Ekdahl has been an officer of the
                                        Corporation since 1993 and an employee
                                        of the Bank since 1987. He has been in
                                        his current position for more than 7
                                        years.

Susan A. Eno, 46                        Senior Vice President of the
                                        Corporation; Senior Vice President and
                                        Cashier of Citizens National Bank of
                                        Cheboygan. Ms. Eno has been an officer
                                        of the Corporation since 1996 and an
                                        employee of the Bank since 1971. She has been in her current position for more than 4 years.

John P. Ward, 64                        Secretary of the Corporation. Mr. Ward
                                        retired from the Bank during 1998.

Irene M. English, 41                    Treasurer of the Corporation; Vice
                                        President and Controller of Citizens
                                        National Bank of Cheboygan. Ms. English
                                        was appointed an officer of the
                                        Corporation during 1998 and has been an
                                        employee of the Bank since 1985.

ITEM 11 -- EXECUTIVE COMPENSATION.

The information required by this item is included under the caption "Compensation of Executive Officers" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 15, 2001, which is hereby incorporated by reference.


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included under the caption "Ownership of Common Stock" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 15, 2001, which is hereby incorporated by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under the caption "Indebtedness of and Transactions with Management" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 15, 2001, which is hereby incorporated by reference.



                                     PART IV


ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements. The following financial statements, notes to financial statements and independent auditor's report of CNB Corporation and its subsidiary are incorporated by reference in Item 8 of this report:

          Consolidated Balance Sheets-December 31, 2000 and 1999.

          Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998.

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

          Notes to Consolidated Financial Statements.

          Independent Auditor's Report dated February 22, 2001.


          (2)  Financial Statement Schedules. Not applicable

          (3)  Exhibits.

               (3a) Articles of Incorporation. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

               (3b) By-laws. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

               (11) Statement regarding computation per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 2000, which is hereby incorporated by reference.

               (13) Annual report to shareholders for the year ended December 31, 2000. (filed herewith)

               (21) Subsidiaries of the Company.



     (b) Reports of Form 8-K. No reports on Form 8-K were filed during the last calendar quarter of the year covered by this report.


Exhibits:


 Exhibit 21.) Subsidiary of the Company:

Citizens National Bank of Cheboygan is the sole subsidiary of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CNB CORPORATION
                                  (Registrant)

Date March 22, 2001


/s/ Robert E. Churchill
---------------------------------------
Robert E. Churchill
Chairman and Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2001.


/s/ Steven J. Baker                        /s/ Thomas J. Ellenberger         /s/ John F. Ekdahl
-------------------------------------      --------------------------        --------------------------
Steven J. Baker                            Thomas J. Ellenberger             John F. Ekdahl
Director                                   Director                          Senior Vice President





/s/ Robert E. Churchill                    /s/ Vincent J. Hillesheim         /s/ Susan A. Eno
-------------------------------------      --------------------------        --------------------------
Robert E. Churchill                        Vincent J. Hillesheim             Susan A. Eno
Director                                   Director                          Senior Vice President
Chairman and Chief Executive Officer




/s/ James C. Conboy, Jr.                   /s/ John L. Ormsbee               /s/ Irene M. English
-------------------------------------      --------------------------        --------------------------
James C. Conboy, Jr.                       John L. Ormsbee                   Irene M. English
Director                                   Director                          Treasurer
President and Chief Operating Officer




/s/ Kathleen M. Darrow                     /s/ John P. Ward
-------------------------------------      --------------------------
Kathleen M. Darrow                         John P. Ward
Director                                   Director
                                           Secretary

                                 Exhibit Index

Exhibit No.                   Description
-----------                   -----------
    13                       Annual report to shareholders for the year ended
                             December 31, 2000.