Form 10-Q
period 2001-03-31
CNB CORP /MI/
filed 2001-05-14
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Yes (X)                                    No ( )

As of April 27, 2001 there were 1,134,343 shares of the issuer's common stock outstanding.

ITEM 1- FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (in thousands)

                                                                    March                       December
                                                                   31, 2001                     31, 2000
ASSETS                                                           (unaudited)
Cash and due from banks                                            $  5,668                     $   9,202
Interest-bearing deposits with other financial
   institutions                                                       7,405                         5,258
Federal funds sold                                                    8,650                         8,850
                                                             ---------------              ----------------
     Total cash and cash equivalents                                 21,723                        23,310
Securities available for sale                                        50,592                        47,969
Securities held to maturity (market value of
  $ 9,481 in 2001 and $ 7,976 in 2000)                                8,947                         7,882
Other securities                                                      4,853                         4,653
Loans, net                                                          124,747                       126,049
Premises and equipment, net                                           3,213                         3,234
Other assets                                                          4,626                         4,628
                                                             ---------------              ----------------

     Total assets                                                  $218,701                     $ 217,725
                                                             ===============              ================

LIABILITIES

Deposits
     Non-interest bearing                                          $ 26,776                     $  30,574
     Interest-bearing                                               167,006                       162,517
                                                             ---------------              ----------------
          Total deposits                                            193,782                       193,091
Other liabilities                                                     2,557                         3,019
                                                             ---------------              ----------------
     Total liabilities                                              196,339                       196,110
                                                             ---------------              ----------------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
 shares authorized, shares outstanding
 3/31/01-1,135,411; 12/31/00-1,135,461                                2,838                         2,839
Additional paid-in capital                                           15,546                        15,549
Retained earnings                                                     3,337                         2,959
Accumulated other comprehensive income (loss),
 net of tax                                                             641                           268
                                                             ---------------              ----------------
     Total shareholders' equity                                      22,362                        21,615
                                                             ---------------              ----------------


          Total liabilities and shareholders' equity               $218,701                     $ 217,725
                                                             ===============              ================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands)

                                                                            Three months ended
                                                                                 March 31,
                                                                     2001                         2000
                                                                                (Unaudited)

INTEREST INCOME                                                     $ 4,017                       $ 3,721

INTEREST EXPENSE ON DEPOSITS                                          1,849                         1,618
                                                             ---------------              ----------------

NET INTEREST INCOME                                                   2,168                         2,103

Provision for loan losses                                                28                            28
                                                             ---------------              ----------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                      2,140                         2,075
                                                             ---------------              ----------------

NON-INTEREST INCOME                                                     344                           325

NON-INTEREST EXPENSES                                                 1,338                         1,302
                                                             ---------------              ----------------

INCOME BEFORE INCOME TAXES                                            1,146                         1,098

Income tax expense                                                      338                           336
                                                             ---------------              ----------------

NET INCOME                                                          $   808                       $   762
                                                             ===============              ================


TOTAL COMPREHENSIVE INCOME                                          $ 1,181                       $   713
                                                             ===============              ================

Return on average assets (annualized)                                 1.48%                         1.47%
Return on average equity (annualized)                                14.69%                        15.31%

Basic earnings per share                                            $  0.71                       $  0.67
Diluted earnings per share                                          $  0.71                       $  0.66

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                                                       Three months ended March 31,
                                                                                  2001                            2000
                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                  $    808                          $   762
     Adjustments to reconcile net income to net cash
      from operating activities
          Depreciation                                                                 90                               74
          Accretion and amortization of investment securities, net                    (34)                              15
          Provision for loan losses                                                    28                               28
          Loans originated for sale                                                (2,992)                            (743)
          Proceeds from sales of loans originated for sale                          2,992                              743
          Gain on sales of loans                                                        -                               (6)
          (Increase) decrease in other assets                                        (191)                            (115)
          Increase (decrease) in other liabilities                                    164                              136
                                                                            --------------                -----------------
              Total adjustments                                                        57                              132
                                                                            --------------                -----------------
                   Net cash from operating activities                                 865                              894
                                                                            --------------                -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                      7,431                            3,425
     Purchase of securities available for sale                                     (9,454)                         (10,827)
     Proceeds from maturities of securities held to maturity                          535                            2,324
     Purchase of securities held to maturity                                       (1,600)                               -
     Proceeds from maturities of other securities                                       -                            1,300
     Purchase of other securities                                                    (200)                            (500)
     Net (increase) decrease in portfolio loans                                     1,274                           (2,087)
     Premises and equipment expenditures                                              (69)                             (41)
                                                                            --------------                -----------------
                   Net cash from investing activities                              (2,083)                          (6,406)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                         691                            1,275
     Dividends paid                                                                (1,056)                            (999)
     Proceeds from exercise of stock options                                            -                                3
     Purchases of common stock                                                         (4)                             (34)
                                                                            --------------                -----------------
                   Net cash from financing activities                                (369)                             245

Net change in cash and cash equivalents                                            (1,587)                          (5,267)

Cash and cash equivalents at beginning of year                                     23,310                           14,873
                                                                            --------------                -----------------

Cash and cash equivalents at end of period                                       $ 21,723                          $ 9,606
                                                                            ==============                =================

Cash paid during the period for:

   Interest                                                                      $  1,823                          $ 1,634
   Income taxes                                                                  $    400                          $   388

See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan, after elimination of significant inter-company transactions and accounts. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjuction with the notes to the financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 2000.

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

Note-2 Earnings Per Share

Basic earnings per share is calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. At March 31, 2001 the weighted average shares outstanding in calculating the basic earnings per share was 1,135,413 while the weighted average dilutive potential shares for the diluted earnings per share was 1,143,640. At March 31, 2000 the weighted average shares outstanding in calculating the basic earnings per share was 1,135,460 while the weighted average dilutive potential shares for the diluted earnings per share was 1,149,472.

Note-3 New Accounting Pronouncement

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges are generally recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the three month period ending March 31, 2001.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents decreased $ 1.6 million or 6.8%. During the period ending March 31, 2001, $ 900,000 of cash was provided from operating activities due to net income. Investing activities utilized $ 2.1 million during the period ending March 31, 2001.


SECURITIES

Securities increased $ 3.7 million or 6.6% since December 31, 2000. The available for sale portfolio decreased to 85.0% of the investment portfolio down from 85.9% at year-end.


The amortized cost and fair values of securities were as follows, in thousands of dollars:

                                                                 Gross          Gross
                                                Amortized      Unrealized    Unrealized        Fair
Available for sale                                 Cost          Gains         Losses          Value
                                              ------------------------------------------------------------
   MARCH 31, 2001
     U.S. Government agency                         $ 35,946          $ 723         $   -        $ 36,669
     State and municipal                              13,675            251            (3)         13,923
                                              ------------------------------------------------------------
                                                    $ 49,621          $ 974         $  (3)       $ 50,592
                                              ============================================================
   DECEMBER 31, 2000
     U.S. Government agency                         $ 36,838          $ 335         $ (60)       $ 37,113
     State and municipal                              10,726            144           (14)         10,856
                                              ------------------------------------------------------------
                                                    $ 47,564          $ 479         $ (74)       $ 47,969
                                              ============================================================

                                                                 Gross          Gross
                                                Amortized      Unrealized    Unrealized        Fair
Held to maturity                                   Cost          Gains         Losses          Value
                                              ------------------------------------------------------------
   MARCH 31, 2001
     State and municipal                               8,947            534             -           9,481
                                              ------------------------------------------------------------
                                                     $ 8,947          $ 534          $  -         $ 9,481
                                              ============================================================
   DECEMBER 31, 2000
     State and municipal                               7,882            100            (6)          7,976
                                              ------------------------------------------------------------
                                                     $ 7,882          $ 100          $ (6)        $ 7,976
                                              ============================================================


The amortized cost and fair value of securities by contractual maturity at March 31, 2001 are shown below, in thousands of dollars.

                                                                    Available for Sale              Held to Maturity
                                                                    ------------------              ----------------

                                                                  Amortized        Fair          Amortized           Fair
                                                                     Cost          Value           Cost             Value
                                                                     ----          -----           ----             -----
Due in one year or less                                            $ 17,554      $ 17,625         $ 3,461          $ 3,480
Due after one year through five years                                29,763        30,546           2,598            2,669
Due after five years through ten years                                2,304         2,421           1,152            1,238
Due after ten years                                                       -             -           1,736            2,094
                                                             --------------------------------------------------------------
     Total                                                         $ 49,621      $ 50,592         $ 8,947          $ 9,481
                                                             ==============================================================

LOANS

Loans at March 31, 2001 decreased $ 1.3 million from December 31, 2000. The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 2001 and December 31, 2000, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at March 31, 2001 indicates the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 9.7% of total loans.

                                                     March 31, 2001               December 31, 2000
Portfolio loans:                                 Balance       % of total      Balance      % of total
                                                 -------       ----------      -------      ----------
   Residential real estate                         $  76,284         60.32%      $ 77,823          60.92%
   Consumer                                           11,624          9.19%        12,155           9.52%
   Commercial real estate                             27,025         21.37%        26,571          20.80%
   Commercial                                         11,534          9.12%        11,193           8.76%
                                              ------------------------------------------------------------
                                                     126,467        100.00%       127,742         100.00%
   Deferred loan origination fees, net                   (38)                         (41)
   Allowance for loan losses                          (1,682)                      (1,652)
                                              ---------------               --------------
                                                   $ 124,747                     $126,049
                                              ===============               ==============

ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, follows:

                                                   2001                         2000
                                                   ----                         ----
Beginning balance                                    $ 1,652                      $ 1,583
Provision for loan losses                                 28                           28
Charge-offs                                               (2)                         (54)
Recoveries                                                 4                           22
                                              ---------------               --------------
Ending balance                                       $ 1,682                      $ 1,579
                                              ===============               ==============

The Company had no impaired loans for 2001 and 2000.

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

                                                March 31,                    December 31,
                                                   2001                         2000
                                                   ----                         ----
                                                            (In thousands)
Nonaccrual                                             $ 181                        $ 181
Loans past due 90 days or more                            87                           81
Troubled debt restructurings                               -                            -
                                              ---------------               --------------
   Total nonperforming loans                           $ 268                        $ 262
                                              ===============               ==============

Percent of total loans                                 0.21%                        0.21%

DEPOSITS

Deposits at March 31, 2001 increased $ 691,000 since December 31, 2000. Interest-bearing deposits increased $ 4.5 million or 2.8% for the three months ended March 31, 2001, while non-interest bearing decreased $ 3.8 million or 12.4%.

LIQUIDITY AND FUNDS MANAGEMENT

As of March 31, 2001 the Company had $ 8.7 million in federal funds sold, $ 50.6 million in securities available for sale and $ 3.5 million in held to maturity maturing within one year. These sources of liquidity are supplemented by new deposits and by loan payments received by customers. These short-term assets represents 32.2% of total deposits as of March 31, 2001.

Total equity for the Company at March 31, 2001 was $ 22.4 million compared to $
21.6 million at December 31, 2000.


RESULTS OF OPERATIONS

CNB Corporation's 2001 earnings for the first three months were $ 808,000 an increase of $ 46,000 compared to 2000 results. This can be attributed to improved net interest income. Earnings per share were $ .71 per share for 2001 compared to $ .67 for 2000. The return on assets was 1.48% for the three months of the year versus 1.47% for the same period in 2000. The return on equity was 14.69% compared to 15.31% for the same period last year.


For the first three months of 2001 net interest income was $ 2.2 million a slight increase over the $ 2.1 million for the same period in 2000. The net interest margin decreased to 4.20% from 4.29% in 2000. This decrease can be attributed to a greater increase on the rate for interest-bearing liabilities than interest-earning assets.


Non-interest income was $ 344,000 a $ 19,000 increase or 5.8% over the same period last year. The increase can be attributed to an increase in the volume of loans sold to the secondary market. Non-interest expense was $ 1.3 million for the periods ending 2001 and 2000. There was no significant change in the income tax position for the Company during the first three months of 2001.


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

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2000 Management Discussion and Analysis appearing in the December 31, 2000 10K.


PART II- OTHER INFORMATION

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6- EXHIBITS AND REPORTS OF FORM 8-K

a.) None
b.) None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CNB Corporation
                                               ------------------------------
                                                        (Registrant)



    Date:   May 10, 2001                       /s/ Robert E. Churchill
            --------------------------         -----------------------------------------------
                                               Robert E. Churchill
                                               Chairman and Chief Executive Officer




    Date:   May 10, 2001                       /s/ James C. Conboy, Jr.
            --------------------------         -----------------------------------------------
                                               James C. Conboy, Jr.
                                               President and Chief Operating Officer
