Form 10-Q
period 2001-06-30
CNB CORP /MI/
filed 2001-08-13
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Yes (X)                                      No ( )

         As of July 31, 2001 there were 1,134,237 shares of the issuer's common stock outstanding.

ITEM 1- FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (in thousands)
--------------------------------------------------------------------------------


                                                       June               December
                                                     30, 2001             31, 2000
ASSETS                                              (unaudited)
Cash and due from banks                              $   7,151            $  9,202
Interest-bearing deposits with other financial
   institutions                                          6,107               5,258
Federal funds sold                                       7,100               8,850
                                                     ---------            --------
     Total cash and cash equivalents                    20,358              23,310
Securities available for sale                           53,236              47,969
Securities held to maturity (market value of
  $ 8,940 in 2001 and $ 7,976 in 2000)                   8,689               7,882
Other securities                                         4,910               4,653
Loans, net                                             127,023             126,049
Premises and equipment, net                              3,150               3,234
Other assets                                             5,268               4,628
                                                     ---------            --------

     Total assets                                    $ 222,634            $217,725
                                                     =========            ========

LIABILITIES

Deposits
     Non-interest bearing                            $  33,800            $ 30,574
     Interest-bearing                                  163,284             162,517
                                                     ---------            --------
          Total deposits                               197,084             193,091
Other liabilities                                        2,770               3,019
                                                     ---------            --------
     Total liabilities                                 199,854             196,110
                                                     ---------            --------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
 shares authorized, shares outstanding
 6/30/01-1,134,241; 12/31/00-1,135,461                   2,836               2,839
Additional paid-in capital                              15,478              15,549
Retained earnings                                        3,762               2,959
Accumulated other comprehensive income,
 net of tax                                                704                 268
                                                     ---------            --------
     Total shareholders' equity                         22,780              21,615
                                                     ---------            --------

          Total liabilities and shareholders'
              equity                                 $ 222,634            $217,725
                                                     =========            ========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands)
--------------------------------------------------------------------------------


                                            Three Months ended         Six Months Ended
                                                 June 30,                  June 30,
                                            2001         2000         2001          2000
                                            ----         ----         ----          ----
                                                             (Unaudited)
INTEREST INCOME                            $3,968       $3,855       $7,985       $7,576

INTEREST EXPENSE ON DEPOSITS                1,765        1,644        3,614        3,262
                                           ------       ------       ------       ------

NET INTEREST INCOME                         2,203        2,211        4,371        4,314

Provision for loan losses                      27           27           55           55
                                           ------       ------       ------       ------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                            2,176        2,184        4,316        4,259
                                           ------       ------       ------       ------

NON-INTEREST INCOME                           421          325          765          650

NON-INTEREST EXPENSES                       1,399        1,307        2,737        2,609
                                           ------       ------       ------       ------

INCOME BEFORE INCOME TAXES                  1,198        1,202        2,344        2,300

Income tax expense                            341          371          679          707
                                           ------       ------       ------       ------

NET INCOME                                 $  857       $  831       $1,665       $1,593
                                           ======       ======       ======       ======


TOTAL COMPREHENSIVE INCOME                 $  920       $  867       $2,101       $1,579
                                           ======       ======       ======       ======

Return on average assets (annualized)        1.56%        1.60%        1.52%        1.53%
Return on average equity (annualized)       15.11%       16.46%       14.90%       15.77%

Basic earnings per share                   $ 0.76       $ 0.73       $ 1.47       $ 1.40
Diluted earnings per share                 $ 0.75       $ 0.72       $ 1.46       $ 1.38


CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------


                                                                             Six Months ended June 30,
                                                                          2001                        2000
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                        $     1,665                $      1,593
     Adjustments to reconcile net income to net cash
      from operating activities
          Depreciation                                                         180                         147
          Accretion and amortization of investment securities, net             (74)                          7
          Provision for loan losses                                             55                          55
          Loans originated for sale                                         (7,865)                     (1,343)
          Proceeds from sales of loans originated for sale                   7,865                       1,343
          Gain on sales of loans                                                 -                         (10)
          (Increase) decrease in other assets                                 (866)                       (435)
          Increase (decrease) in other liabilities                             376                         269
                                                                       -----------                ------------
              Total adjustments                                               (329)                         33
                                                                       -----------                ------------
                   Net cash from operating activities                        1,336                       1,626

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale              18,063                       8,125
     Purchase of securities available for sale                             (22,595)                    (12,662)
     Proceeds from maturities of securities held to maturity                 1,813                       4,897
     Purchase of securities held to maturity                                (2,620)                     (1,096)
     Proceeds from maturities of other securities                                -                       1,300
     Purchase of other securities                                             (257)                       (527)
     Net (increase) decrease in portfolio loans                             (1,028)                     (7,503)
     Premises and equipment expenditures                                       (96)                        (49)
                                                                       -----------                ------------
                   Net cash from investing activities                       (6,720)                     (7,515)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                3,993                       5,679
     Dividends paid                                                         (1,487)                     (1,397)
     Proceeds from exercise of stock options                                     -                          17
     Purchases of common stock                                                 (74)                        (46)
                                                                       -----------                ------------
                   Net cash from financing activities                        2,432                       4,253

Net change in cash and cash equivalents                                     (2,952)                     (1,636)

Cash and cash equivalents at beginning of year                              23,310                      14,873
                                                                       -----------                ------------

Cash and cash equivalents at end of period                             $    20,358                $     13,237
                                                                       ===========                ============

Cash paid during the period for:

   Interest                                                            $     3,589                $      3,258
   Income taxes                                                        $       723                $        713




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

Note-2 Earnings Per Share

Basic earnings per share is calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and six month period ending June 30, 2001 the weighted average shares outstanding in calculating the basic earnings per share were 1,134,508 and 1,134,958 while the weighted average dilutive potential shares for the diluted earnings per share were 1,142,326 and 1,142,983. For the three and six month period ending June 30, 2000 the weighted average shares outstanding in calculating the basic earnings per share were 1,135,978 and 1,135,719 while the weighted average dilutive potential shares for the diluted earnings per share were 1,156,528 and 1,153,300.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the three and six month period ending June 30, 2001.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents decreased $ 3.0 million or 12.7%. During the period ending June 30, 2001, $ 1.3 million of cash was provided from operating activities. Investing activities utilized $ 6.7 million during the period ending June 30, 2001 and financing activities provided $ 2.4 million due to an increase in deposits.

SECURITIES

Securities increased $ 6.1 million or 10.9% since December 31, 2000. The available for sale portfolio increased to 86.0% of the investment portfolio up from 85.9% at year-end.


The amortized cost and fair values of securities were as follows, in thousands of dollars:



                                                         Gross        Gross
                                         Amortized    Unrealized   Unrealized     Fair
Available for sale                         Cost          Gains       Losses       Value
                                         -----------------------------------------------
   JUNE 30, 2001
     U.S. Government agency              $33,155       $   795       $   -       $33,950
     State and municipal                  19,014           287         (15)       19,286
                                         -----------------------------------------------
                                         $52,169       $ 1,082       $ (15)      $53,236
                                         ===============================================
   DECEMBER 31, 2000
     U.S. Government agency              $36,838       $   335       $ (60)      $37,113
     State and municipal                  10,726           144         (14)       10,856
                                         -----------------------------------------------
                                         $47,564       $   479       $ (74)      $47,969
                                         ===============================================


                                                        Gross          Gross
                                         Amortized    Unrealized     Unrealized    Fair
Held to maturity                           Cost         Gains         Losses       Value
                                         -----------------------------------------------
   JUNE 30, 2001
     State and municipal                 $ 8,689       $   251        $  -       $ 8,940
                                         ===============================================
                                         $ 8,689       $   251        $  -       $ 8,940
                                         ===============================================
   DECEMBER 31, 2000
     State and municipal                 $ 7,882       $   100        $ (6)      $ 7,976
                                         -----------------------------------------------
                                         $ 7,882       $   100        $ (6)      $ 7,976
                                         ===============================================


The amortized cost and fair value of securities by contractual maturity at June 30, 2001 are shown below, in thousands of dollars.


                                                      Available for Sale         Held to Maturity
                                                     --------------------     ---------------------
                                                     Amortized      Fair      Amortized       Fair
                                                       Cost        Value        Cost          Value
                                                     ---------    -------     ---------     -------
Due in one year or less                              $ 12,029     $12,133      $ 3,275      $ 3,298
Due after one year through five years                  35,766      36,641        2,643        2,712
Due after five years through ten years                  4,374       4,462        1,049        1,114
Due after ten years                                         -           -        1,722        1,816
                                                     -----------------------------------------------
     Total                                           $ 52,169     $53,236      $ 8,689      $ 8,940
                                                     ===============================================

LOANS

Loans at June 30, 2001 increased $ 1.0 million from December 31, 2000. The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 2001 and December 31, 2000, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at June 30, 2001 indicates the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 9.7% of total loans.


                                              June 30, 2001             December 31, 2001
Portfolio loans:                         Balance      % of total      Balance    % of total
                                         -------      ----------      -------    ----------
   Residential real estate               $ 77,499       60.19%       $ 77,823       60.92%
   Consumer                                12,016        9.33%         12,155        9.52%
   Commercial real estate                  26,190       20.34%         26,571       20.80%
   Commercial                              13,058       10.14%         11,193        8.76%
                                         --------------------------------------------------
                                          128,763       100.00%       127,742      100.00%
   Deferred loan origination fees, net        (34)                        (41)
   Allowance for loan losses               (1,706)                     (1,652)
                                         --------                    --------
                                         $127,023                    $126,049
                                         ========                    ========


ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, follows:


                                          2001             2000
                                        --------         --------
Beginning balance                       $  1,652         $  1,583
Provision for loan losses                     55               55
Charge-offs                                  (11)             (56)
Recoveries                                    10               28
                                        --------         --------
Ending balance                          $  1,706         $  1,610
                                        ========         ========


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



                                          June 30,            December 31,
                                            2001                 2000
                                            ----                 ----
                                                 (In thousands)
Nonaccrual                               $       181          $       181
Loans past due 90 days or more                   243                   81
Troubled debt restructurings                       -                    -
                                         -----------          -----------
   Total nonperforming loans             $       424          $       262
                                         ===========          ===========

Percent of total loans                          0.33%                0.21%


DEPOSITS

Deposits at June 30, 2001 increased $ 4.0 million since December 31, 2000. Interest-bearing deposits increased $ 767,000 for the six months ended June 30, 2001, while non-interest bearing increased $ 3.2 million or 10.6%.

LIQUIDITY AND FUNDS MANAGEMENT

As of June 30, 2001 the Company had $ 7.1 million in federal funds sold, $ 53.2 million in securities available for sale and $ 3.3 million in held to maturity maturing within one year. These sources of liquidity are supplemented by new deposits and by loan payments received by customers. These short-term assets represents 32.3% of total deposits as of June 30, 2001.

Total equity for the Company at June 30, 2001 was $ 22.8 million compared to $ 21.6 million at December 31, 2000.

RESULTS OF OPERATIONS

CNB Corporation's 2001 earnings for the first six months were $ 1.7 million an increase of $ 72,000 compared to 2000 results. This can be attributed to improved net interest income. Earnings per share were $ 1.47 per share for 2001 compared to $ 1.40 for 2000. The return on assets was 1.52% for the six months of the year versus 1.53% for the same period in 2000. The return on equity was 14.90% compared to 15.77% for the same period last year.

For the quarter ending June 30, 2001 earnings were $ 857,000 compared to $ 831,000 for the same period last year. Basic earnings per share for the quarter ending June 30, 2001 was $ 0.76 compared to $ 0.73 for the same period last year.

For the first six months of 2001 net interest income was $ 4.4 million a slight increase for the same period in 2000. The net interest margin decreased to 4.24% from the 4.40% reported in 2000. This decrease can be attributed to a greater increase on the rate for interest-bearing liabilities than interest-earning assets.

Net interest income for the quarter ending June 30, 2001 was $ 2.2 million which remains unchanged over the same period last year.

Non-interest income for the six months ending June 30, 2001 was $ 765,000 an increase of $ 115,000 or 17.7% over the same period last year. The increase can be attributed to an increase in the volume of loans sold to the secondary market. For the quarter ending June 30, 2001 non-interest income was reported at $ 421,000 compared to $ 325,000 for the same period last year. Non-interest expense was $ 2.7 million compared to $ 2.6 million for 2000. Non-interest expense for the quarter ending remained unchanged at $ 1.3 million compared to the same period last year. There was no significant change in the income tax position for the Company during the first six months of 2001.

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



                                           CNB Corporation
                                           -------------------------
                                           (Registrant)



    Date:  August 9, 2001                  /s/ Robert E. Churchill
           ---------------------           -------------------------------------
                                           Robert E. Churchill
                                           Chairman and Chief Executive Officer




    Date:  August 9, 2001                  /s/ James C. Conboy, Jr.
           ---------------------           -------------------------------------
                                           James C. Conboy, Jr.
                                           President and Chief Operating Officer