Form 10-Q
period 2001-09-30
CNB CORP /MI/
filed 2001-11-14
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

              Yes (X)                                            No ( )

       As of November 5, 2001 there were 1,134,929 shares of the issuer's common stock outstanding.

ITEM 1 - FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (in thousands)




                                                              September         December
                                                              30, 2001          31, 2000
ASSETS                                                       (unaudited)

Cash and due from banks                                       $  5,614          $  9,202
Interest-bearing deposits with other financial
   institutions                                                  7,849             5,258
Federal funds sold                                               2,550             8,850
                                                              --------          --------
     Total cash and cash equivalents                            16,013            23,310
Securities available for sale                                   65,865            47,969
Securities held to maturity(market value of
  $ 7,776 in 2001 and $ 7,976 in 2000)                           7,589             7,882
Other securities                                                 5,710             4,653
Loans, net                                                     128,671           126,049
Premises and equipment, net                                      3,117             3,234
Other assets                                                     5,164             4,628
                                                              --------          --------
     Total assets                                             $232,129          $217,725
                                                              ========          ========

LIABILITIES

Deposits
     Non-interest bearing                                     $ 35,038          $ 30,574
     Interest-bearing                                          170,689           162,517
                                                              --------          --------
          Total deposits                                       205,727           193,091
Other liabilities                                                2,822             3,019
                                                              --------          --------
     Total liabilities                                         208,549           196,110
                                                              --------          --------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
 shares authorized, shares outstanding
 9/30/01-1,134,929; 12/31/00-1,135,461                           2,837             2,839
Additional paid-in capital                                      15,493            15,549
Retained earnings                                                4,162             2,959
Accumulated other comprehensive income,
 net of tax                                                      1,088               268
                                                              --------          --------
     Total shareholders' equity                                 23,580            21,615
                                                              --------          --------

          Total liabilities and shareholders' equity          $232,129          $217,725
                                                              ========          ========

          See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except for per share data)
--------------------------------------------------------------------------------


                                                          Three Months Ended                            Nine Months Ended
                                                                                   September 30,
                                                      2001                   2000                  2001                   2000
                                                    -------                -------                -------                -------
                                                                                    (Unaudited)

INTEREST INCOME                                     $ 3,935                $ 4,042                $11,920                $11,618

INTEREST EXPENSE ON DEPOSITS                          1,733                  1,742                  5,347                  5,004
                                                    -------                -------                -------                -------

NET INTEREST INCOME                                   2,202                  2,300                  6,573                  6,614

Provision for loan losses                                28                     27                     83                     82
                                                    -------                -------                -------                -------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                      2,174                  2,273                  6,490                  6,532
                                                    -------                -------                -------                -------

NON-INTEREST INCOME                                     398                    332                  1,163                    982

NON-INTEREST EXPENSES                                 1,418                  1,327                  4,155                  3,936
                                                    -------                -------                -------                -------

INCOME BEFORE INCOME TAXES                            1,154                  1,278                  3,498                  3,578

Income tax expense                                      322                    392                  1,001                  1,099
                                                    -------                -------                -------                -------

NET INCOME                                          $   832                $   886                $ 2,497                $ 2,479
                                                    =======                =======                =======                =======


TOTAL COMPREHENSIVE INCOME                          $ 1,216                $ 1,109                $ 3,317                $ 2,688
                                                    =======                =======                =======                =======

Return on average assets (annualized)                  1.49%                  1.64%                  1.49%                  1.57%
Return on average equity (annualized)                 14.71%                 16.76%                 14.72%                 16.11%

Basic earnings per share                            $  0.73                $  0.78                $  2.20                $  2.18
Diluted earnings per share                          $  0.73                $  0.77                $  2.19                $  2.16

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------


                                                                                  Nine months ended September 30,
                                                                                   2001                    2000
                                                                                 --------                --------
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $  2,497                $  2,479
     Adjustments to reconcile net income to net cash
      from operating activities
          Depreciation                                                                272                     221
          Accretion and amortization of investment securities, net                    (38)                     (2)
          Provision for loan losses                                                    83                      82
          Loans originated for sale                                               (11,642)                 (2,336)
          Proceeds from sales of loans originated for sale                         11,736                   2,336
          Gain on sales of loans                                                      (94)                    (18)
          (Increase) decrease in other assets                                        (958)                   (719)
          Increase (decrease) in other liabilities                                   (197)                    387
                                                                                 ---------               ---------
              Total adjustments                                                      (838)                    (49)
                                                                                 ---------               ---------
                   Net cash from operating activities                               1,659                   2,430

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                     23,324                  10,176
     Purchase of securities available for sale                                    (39,940)                (15,935)
     Proceeds from maturities of securities held to maturity                        3,017                   6,694
     Purchase of securities held to maturity                                       (2,724)                 (1,363)
     Proceeds from maturities of other securities                                     100                   1,400
     Purchase of other securities                                                  (1,157)                   (527)
     Net (increase) decrease in portfolio loans                                    (2,705)                 (7,747)
     Premises and equipment expenditures                                             (155)                   (478)
                                                                                 ---------               ---------
                   Net cash from investing activities                             (20,240)                 (7,780)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                      12,636                   9,824
     Dividends paid                                                                (1,294)                 (1,794)
     Proceeds from exercise of stock options                                           18                      17
     Purchases of common stock                                                        (76)                    (77)
                                                                                 ---------               ---------
                   Net cash from financing activities                              11,284                   7,970

Net change in cash and cash equivalents                                            (7,297)                  2,620

Cash and cash equivalents at beginning of year                                     23,310                  14,873
                                                                                 ---------               ---------
Cash and cash equivalents at end of period                                       $ 16,013                $ 17,493
                                                                                 =========               =========

Cash paid during the period for:

   Interest                                                                      $  5,365                $  5,014
   Income taxes                                                                  $    995                $  1,081

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

Note-2 Earnings Per Share

Basic earnings per share is calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and nine month period ending September 30, 2001 the weighted average shares outstanding in calculating the basic earnings per share were 1,134,298 and 1,134,736 while the weighted average dilutive potential shares for the diluted earnings per share were 1,142,326 and 1,142,983. For the three and nine month period ending September 30, 2000 the weighted average shares outstanding in calculating the basic earnings per share were 1,135,978 and 1,135,706 while the weighted average dilutive potential shares for the diluted earnings per share were 1,156,528 and 1,148,124.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the three and nine month period ending September 30, 2001.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents decreased $ 7.3 million or 31.3%. During the period ending September 30, 2001, $ 1.7 million of cash was provided from operating activities. Investing activities utilized $ 20.2 million during the period ending September 30, 2001 and financing activities provided $
11.3 million due to an increase in deposits.

SECURITIES

Securities increased $ 17.6 million or 31.5% since December 31, 2000. The available for sale portfolio increased to 89.7% of the investment portfolio up from 85.9% at year-end.


The amortized cost and fair values of securities were as follows, in thousands of dollars:


                                                           Gross             Gross
                                        Amortized        Unrealized        Unrealized            Fair
Available for sale                         Cost            Gains             Losses              Value
                                        ----------------------------------------------------------------
   SEPTEMBER 30, 2001
     U.S. Government agency             $ 37,029          $  1,074           $   --             $ 38,103
     State and municipal                  27,188               595                (21)            27,762
                                        ----------------------------------------------------------------
                                        $ 64,217          $  1,669           $    (21)          $ 65,865
                                        ================================================================
   DECEMBER 31, 2000
     U.S. Government agency             $ 36,838          $    335           $    (60)          $ 37,113
     State and municipal                  10,726               144                (14)            10,856
                                        ----------------------------------------------------------------
                                        $ 47,564          $    479           $    (74)          $ 47,969
                                        ================================================================

                                                           Gross              Gross
                                        Amortized        Unrealized         Unrealized             Fair
Held to maturity                          Cost             Gains              Losses              Value
                                        ----------------------------------------------------------------
   SEPTEMBER 30, 2001
     State and municipal                $  7,589          $    187           $   --             $  7,776
                                        ================================================================
                                        $  7,589          $    187           $   --             $  7,776
                                        ================================================================
   DECEMBER 31, 2000
     State and municipal                $  7,882          $    100           $     (6)          $  7,976
                                        ================================================================
                                        $  7,882          $    100           $     (6)          $  7,976
                                        ================================================================


The amortized cost and fair value of securities by contractual maturity at September 30, 2001 are shown below, in thousands of dollars.


                                                    Available for Sale          Held to Maturity
                                                    ------------------          ----------------

                                                   Amortized       Fair       Amortized      Fair
                                                      Cost         Value        Cost         Value
                                                      ----         -----        ----         -----
Due in one year or less                             $ 13,196      $13,408      $ 2,590      $ 2,607
Due after one year through five years                 43,762       45,067        2,273        2,351
Due after five years through ten years                 5,950        6,100        1,034        1,092
Due after ten years                                    1,309        1,290        1,692        1,726
                                                    ------------------------------------------------
     Total                                          $ 64,217      $65,865      $ 7,589      $ 7,776
                                                    ================================================

LOANS

Loans at September 30, 2001 increased $ 2.7 million from December 31, 2000. The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 2001 and December 31, 2000, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at September 30, 2001 indicates the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 8.5% of total loans.

                                                 September 30, 2001         December 31, 2000
Portfolio loans:                             Balance        % of total      Balance   % of total
                                             --------       ----------     --------   ----------
   Residential real estate                   $ 81,263           62.30%     $ 77,823       60.92%
   Consumer                                    11,592            8.89%       12,155        9.52%
   Commercial real estate                      25,540           19.58%       26,571       20.80%
   Commercial                                  12,036            9.23%       11,193        8.76%
                                             ---------------------------------------------------
                                              130,431          100.00%      127,742      100.00%
   Deferred loan origination fees, net            (33)                          (41)
   Allowance for loan losses                   (1,727)                       (1,652)
                                             --------                      --------
                                             $128,671                      $126,049
                                             ========                      ========

ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, follows:

                                        2001                          2000
                                      -------                       -------
Beginning balance                     $ 1,652                       $ 1,583
Provision for loan losses                  83                            82
Charge-offs                               (21)                          (64)
Recoveries                                 13                            30
                                      -------                       -------
Ending balance                        $ 1,727                       $ 1,631
                                      =======                       =======


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


                                          September 30,            December 31,
                                              2001                     2000
                                              ----                     ----
                                                 (Dollars in thousands)
Nonaccrual                                   $   181                 $   181
Loans past due 90 days or more                   171                      81
Troubled debt restructurings                       -                       -
                                             -------                 -------
   Total nonperforming loans                 $   352                 $   262
                                             =======                 =======

Percent of total loans                          0.27%                   0.21%


DEPOSITS

Deposits at September 30, 2001 increased $ 12.6 million since December 31, 2000. Interest-bearing deposits increased $ 8.2 million for the nine months ended September 30, 2001, while non-interest bearing increased $ 4.5 million or 14.6%.

LIQUIDITY AND FUNDS MANAGEMENT

As of September 30, 2001 the Company had $ 2.5 million in federal funds sold, $65.9 million in securities available for sale and $ 2.6 million in held to maturity maturing within one year. These sources of liquidity are supplemented by new deposits and by loan payments received by customers. These short-term assets represents 34.5% of total deposits as of September 30, 2001.

Total equity for the Company at September 30, 2001 was $ 23.6 million compared to $ 21.6 million at December 31, 2000.


RESULTS OF OPERATIONS

CNB Corporation's 2001 earnings for the first nine months were $ 2.5 million an increase of $ 18,000 compared to 2000 results. This can be attributed to an increase in non interest income. Basic earnings per share were $ 2.20 per share for the first nine months of 2001 compared to $ 2.18 for 2000. The return on assets was 1.49% for the nine months of the year versus 1.57% for the same period in 2000. The return on equity was 14.72% compared to 16.11% for the same period last year.


For the quarter ending September 30, 2001 earnings were $ 832,000 compared to $ 886,000 for the same period last year. Basic earnings per share for the quarter ending September 30, 2001 was $ 0.73 compared to $ 0.78 for the same period last year.


For the first nine months of 2001 net interest income was $ 6.6 million a slight decrease for the same period in 2000. The net interest margin decreased to 4.18% from the 4.44% reported in 2000. This decrease can be attributed to a greater increase on the rate for interest-bearing liabilities than interest-earning assets.


Net interest income for the quarter ending September 30, 2001 was $ 2.2 million, a decrease of $ 98,000 over the same period last year. This can be attributed to the declining rate environment.


Non-interest income for the nine months ending September 30, 2001 was $ 1.2 million an increase of $ 181,000 or 18.4% over the same period last year. The increase can be attributed to an increase in the volume of loans sold to the secondary market due to declining interest rates. For the quarter ending September 30, 2001 non-interest income was reported at $ 398,000 compared to $ 332,000 for the same period last year. Non-interest expense was $ 4.2 million compared to $ 3.9 million for 2000. Non-interest expense for the quarter ending was $ 1.4 million compared to $ 1.3 million for 2000. There was no significant change in the income tax position for the Company during the first nine months of 2001.



FORWARD-LOOKING STATEMENTS

When used in this filing and in future filings involving the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "project," or similar expressions are intended to identify, "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, and competition, all or some of which could cause actual results to differ materiality from historical earnings and those presently anticipated or projected.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks, of lending and investing activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materiality from those anticipated or projected.


The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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




                                        CNB Corporation
                                        ----------------------------------------
                                        (Registrant)



    Date:  November 8, 2001             /s/ Robert E. Churchill
          ----------------------        ----------------------------------------
                                        Robert E. Churchill
                                        Chairman and Chief Executive Officer




    Date:  November 8, 2001             /s/ James C. Conboy, Jr.
          ----------------------        ----------------------------------------
                                        James C. Conboy, Jr.
                                        President and Chief Operating Officer