Form 10-K405
period 2001-12-31
CNB CORP /MI/
filed 2002-03-29
CIK 779125

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2002 was $ 60,810,145

As of March 26, 2002 there were outstanding 1,193,195 shares of the registrant's common stock, $ 2.50 par value.


                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant's annual report to security holders for fiscal year ended December 31, 2001 are incorporated by reference in Part I and
Part II of this report, and specified portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 21, 2002 are incorporated by reference in Part III of this report.

================================================================================

          PART I


ITEM 1 - BUSINESS

CNB Corporation (the Company) was incorporated in June, 1985 as a business corporation under the Michigan Business Corporation Act, pursuant to the authorization and direction of the Board of Directors of the Citizens National Bank of Cheboygan (the Bank).

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act with the Bank as its only wholly-owned subsidiary. The Bank was acquired by the Company effective December 31, 1985. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve Board. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities and activities of any subsidiaries to the business of banking or such other activities which are closely related to the business of banking.

During 2001, the Company, through its subsidiary, the Bank, formed the CNB Mortgage Corporation. Residential mortgages were transferred to the new subsidiary in October. The change had no impact on our customers who will continue to have their loans serviced locally by our Bank.

The Bank offers a full range of banking services to individuals, partnerships, corporations, and other entities. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers.

The Bank's lending function provides a full range of loan products. These include real estate mortgages, secured and unsecured commercial and consumer loans, check credit loans, lines of credit, home equity loans and construction financing. The Bank also participates in specialty loan programs through the Michigan State Housing Development Authority, Small Business Administration, Federal Home Loan Mortgage Corporation, Farm Service Agency and Mortgage Guaranty Insurance Corporation. Through correspondent relationships, the Bank also makes available credit cards and student loans. The Bank's loan portfolio is over 62% residential real estate mortgages on both primary and secondary homes. The borrower base is very diverse and loan to value ratios are generally 80% or less. The commercial loan portfolio accounts for approximately 9% of total loans. Agricultural lending is minimal and secured by real estate. Construction lending is predominately residential, with only an occasional "spec" home or commercial building. Unsecured lending is very limited and personal guarantees are required on most commercial loans.

The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold its long term fixed rate residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation (FHLMC). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled approximately $ 40 million at December 31, 2001.

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

In its primary market, which includes Cheboygan County and parts of Emmet, Mackinac, Presque Isle and Montmorency Counties, the Bank is one of three principal banking institutions located within this market. One is a member of a multi-bank holding company with substantially more assets than the Company, while the other is an independent community bank. There are also two credit unions, one savings and loan association and a brokerage firm.

As of December 31, 2001, the Bank employed 65 full-time and 15 part-time employees. This compares to 68 full-time and 11 part-time employees as of December 31, 2000. Neither the Company or CNB Mortgage Corporation have any full-time employees. Its operation and business are carried out by officers and employees of the Bank who are not compensated by the Company.


SECURITIES

Securities and their fair values at December 31 were as follows:


AVAILABLE FOR SALE

                                              Gross       Gross       Gross
                                             Carrying   Unrealized  Unrealized      Fair
                                              Amount      Gains       Losses       Value
                                             --------   ----------  ----------    -------
                                                           (In thousands)
2001
  U.S. government and agency                  $32,071     $  986      $    -      $33,057
  State and municipal                          27,682        432         (53)      28,061
                                              -------     ------      ------      -------
                                              $59,753     $1,418      $  (53)     $61,118
                                              =======     ======      ======      =======


2000
  U.S. government and agency                  $36,838     $  335      $  (60)     $37,113
  State and municipal                          10,726        144         (14)      10,856
                                              -------     ------      ------      -------
                                              $47,564     $  479      $  (74)     $47,969
                                              =======     ======      ======      =======

1999
  U.S. government and agency                  $38,725     $    1      $ (484)     $38,242
  State and municipal                           6,333          1         (97)       6,237
                                              -------     ------      ------      -------
                                              $45,058     $    2      $ (581)     $44,479
                                              =======     ======      ======      =======


HELD TO MATURITY

2001
  State and municipal                         $ 7,168     $  132      $ (186)     $ 7,114
                                              =======     ======      ======      =======

2000
  State and municipal                         $ 7,882     $  100      $   (6)     $ 7,976
                                              =======     ======      ======      =======

1999
  State and municipal                         $15,116     $   20      $ (114)     $15,022
                                              =======     ======      ======      =======

Scheduled maturities of the carrying value of securities available for sale and held to maturity at December 31, 2001, were as follows:


                                       Due in     Due from    Due from         Due
                                       one year    one to      five to      after ten
                                       or less   five years   ten years       years       Total
                                       --------  ----------   ---------     ---------    -------
                                                       (Dollars in thousands)

U.S. Government and agencies           $ 8,173     $22,742      $2,142       $    -      $33,057
State and municipal                      8,069      19,589       4,635        2,936       35,229
                                       -------     -------      ------       ------      -------
                                       $16,242     $42,331      $6,777       $2,936      $68,286
                                       =======     =======      ======       ======      =======

Yield                                     5.72%       5.52%       5.83%        4.76%        5.56%


LOANS

The following is a summary of loans at December 31:



                                          2001         2000         1999         1998         1997
                                        --------     --------     --------     --------     --------
                                                          (Dollars in thousands)
Residential real estate                 $ 84,588     $ 77,823     $ 71,709     $ 69,319     $ 60,754
Consumer                                  11,767       12,155       10,891       10,229       10,009
Commercial real estate                    26,536       26,571       24,810       20,202       20,899
Commercial                                11,912       11,193       11,939       10,836       11,705
                                        --------     --------     --------     --------     --------
                                         134,803      127,742      119,349      110,586      103,367
Deferred loan origination fees, net          (30)         (41)         (58)         (81)        (128)
Allowance for loan losses                 (1,667)      (1,652)      (1,583)      (1,518)      (1,442)
                                        --------     --------     --------     --------     --------
                                        $133,106     $126,049     $117,708     $108,987     $101,797
                                        ========     ========     ========     ========     ========


Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding excluding residential real estate and consumer loans at December 31, 2001, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity of changes in interest rates.


                                                           Total
                                                          -------
                                                       (In thousands)
In one year or less                                       $16,455
After one year but within five years
  Interest rates are floating or adjustable                 3,724
  Interest rates are fixed or predetermined                14,442
After five years
  Interest rates are floating or adjustable                 2,684
  Interest rates are fixed or predetermined                 1,143
                                                          -------
                                                          $38,448
                                                          =======

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



                                                                   2001        2000        1999        1998        1997
                                                                 --------    --------    --------    --------    --------
                                                                                 (Dollars in thousands)
Balance at the beginning of the period                           $  1,652    $  1,583    $  1,518    $  1,442    $  1,361

Charge-offs:

  Residential real estate                                               -           -           -           4           2
  Consumer                                                             84          86          40          45          36
  Commercial real estate                                                -           -           -           -           -
  Commercial                                                            3           -           3           3           -
                                                                 --------    --------    --------    --------    --------
Total charge-offs                                                      87          86          43          52          38
                                                                 --------    --------    --------    --------    --------


Recoveries:

  Residential real estate                                               3          14           1           1           4
  Consumer                                                             15          28           7          10          15
  Commercial real estate                                                -           2           -           -           -
  Commercial                                                            1           1           -          17           -
                                                                 --------    --------    --------    --------    --------
Total recoveries                                                       19          45           8          28          19
                                                                 --------    --------    --------    --------    --------
Provision charged to expense                                           83         110         100         100         100
Allowance for possible loan                                      --------    --------    --------    --------    --------
 losses, end of period                                           $  1,667    $  1,652    $  1,583    $  1,518    $  1,442
                                                                 ========    ========    ========    ========    ========

Total loans outstanding at end of period                         $134,803    $127,742    $119,349    $110,586    $103,367

Average total loans outstanding for the year                     $128,913    $124,732    $114,042    $106,661    $101,518

Ratio of net charge-offs to
 daily average loans outstanding                                     0.05%       0.03%       0.03%       0.02%       0.02%

Ratio of net charge-offs to
 total loans outstanding                                             0.05%       0.03%       0.03%       0.02%       0.02%

The allocation of the allowance for loan losses for the years ended December 31 is:


                           Residential                   Commercial
                           Real Estate     Consumer      Real Estate        Commercial    Unallocated         Total
                           -----------     --------      -----------        ----------    -----------         ------
                                                        (Dollars in thousands)
2001 Allowance amount          $219           $44            $65                $30         $1,309            $1,667
% of Total loans               62.8%          8.7%          19.7%               8.8%                           100.0%

2000 Allowance amount          $218           $79            $67                $64         $1,224            $1,652
% of Total loans               60.9%          9.5%          20.8%               8.8%                           100.0%

1999 Allowance amount          $224           $35            $77                $29         $1,218            $1,583
% of Total loans               60.1%          9.1%          20.8%              10.0%                           100.0%

1998 Allowance amount           $15           $54             $5                $77         $1,367            $1,518
% of Total loans               62.7%          9.2%          18.3%               9.8%                           100.0%

1997 Allowance amount           $28           $28            $74                $57         $1,255            $1,442
% of Total loans               58.8%          9.7%          20.2%              11.3%                           100.0%


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

The following is a summary of nonaccrual, past due and restructured loans as of December 31:



                                                 2001        2000        1999        1998        1997
                                                 ----        ----        ----        ----        ----
                                                                      (In thousands)
Nonaccrual loans                                 $  -        $181        $181         $ -         $21
Loans past due 90 days or more                    647          81          59          62          78
Troubled debt restructurings                        -           -           -           -           -
                                                 ----        ----        ----        ----        ----
                                                 $647        $262        $240         $62         $99
                                                 ====        ====        ====        ====        ====


DEPOSITS

The following table presents the remaining maturity of time deposits individually exceeding $ 100,000 at December 31, 2001. Dollars are reported in thousands.

Up to 3 Months                $ 1,565
3 to 6 Months                   3,689
7 to 12 Months                  8,331
Over 12 Months                  3,860
                              -------
                              $17,445
                              =======

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

An analysis of the Company's regulatory capital requirements at December 31, 2001 is presented on page 20 of the Registrant's 2001 Annual Report in Note 14 Regulatory Capital to the Company's consolidated financial statements, which is incorporated herein by reference.


ITEM 2 - PROPERTIES.

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


ITEM 3 - LEGAL PROCEEDINGS.

Neither the Company nor the Bank are a party to any pending legal proceedings other than the routine litigation that is incidental to the business of lending.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders during the fourth quarter of 2001.


          PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The common stock of the Company has no public trading market. All trades are handled on a direct basis between buyer and seller. The Bank acts as the Company's transfer agent. The principal market for the Company's stock consists of existing shareholders, family members of existing shareholders and individuals in its service area.

The information detailing the range of high and low bid information for the Company's common stock and cash dividends declared for each full quarterly period within the two most recent fiscal years can be found under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, which is hereby incorporated by reference.

The information which indicates the amount of common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 8 on page 14 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, which is hereby incorporated by reference.

There are no public offerings pending.

There are approximately 870 shareholders of record of the common stock of the Company as of January 31, 2002.

During 2001, the Company declared regular dividends of $ 1.44 per share plus a special dividend of $ .53. In 2000, the Company declared regular dividends of $
1.35 plus a special dividend of $ .53. These per share statistics have been restated to reflect the 5% stock dividend paid March 1, 2000 and March 8, 2002. The information detailing the cash dividends declared within the two most recent fiscal years can be found under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, which is hereby incorporated by reference. These have resulted in a dividend payout ratio averaging 66.7% for the past three years.

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


ITEM 6 - SELECTED FINANCIAL DATA.

The information required by this item is included on Page 1 under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, which is hereby incorporated by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information required by this item is included on pages 26 through 36 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, which is hereby incorporated by reference.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included on pages 30 through 31 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, which is hereby incorporated by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information is included on pages 2 through 24 of the Company's Annual Report to

Shareholders for the fiscal year ended December 31, 2001, which is hereby incorporated by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


          PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information required by this item is included under the caption "Information About Director Nominees" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 21, 2002, which is hereby incorporated by reference.

Information about the executive officers of the Corporation is set forth below.


Name and Age                          Position
------------                          --------
Robert E. Churchill, 61               Chairman and Chief Executive Officer
                                      of the Corporation and Citizens National
                                      Bank of Cheboygan. Mr. Churchill has
                                      been an officer of the Corporation since its
                                      inception in 1985 and an employee of the
                                      Bank since 1975. He has been in his current
                                      position for more than 13 years.

James C. Conboy, Jr., 54              President and Chief Operating Officer of
                                      the Corporation and Citizens National Bank
                                      of Cheboygan. Mr. Conboy joined the Corporation
                                      and the Bank during 1998.

John F. Ekdahl, 51                    Senior Vice President of the Corporation and
                                      Citizens National Bank of Cheboygan. Mr. Ekdahl
                                      has been an officer of the Corporation since 1993
                                      and an employee of the Bank since 1987. He has
                                      been in his current position for more than 8 years.

Susan A. Eno, 47                      Senior Vice President of the Corporation; Senior
                                      Vice President and Cashier of Citizens National
                                      Bank of Cheboygan. Ms. Eno has been an officer of
                                      the Corporation since 1996 and an employee of the
                                      Bank since 1971. She has been in her current position
                                      for more than 5 years.

John P. Ward, 65                      Secretary of the Corporation. Mr. Ward retired from
                                      the Bank during 1998.

Irene M. English, 42                  Treasurer of the Corporation; Vice President and
                                      Controller of Citizens National Bank of Cheboygan.
                                      Ms. English was appointed an officer of the Corporation
                                      during 1998 and has been an employee of the Bank
                                      since 1985.


ITEM 11 - EXECUTIVE COMPENSATION.

The information required by this item is included under the caption "Compensation of Executive Officers" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 21, 2002, which is hereby incorporated by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included under the caption "Ownership of Common Stock" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 21, 2002, which is hereby incorporated by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under the caption "Indebtedness of and Transactions with Management" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 21, 2002, which is hereby incorporated by reference.


          PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements. The following financial statements, notes to financial statements and independent auditor's report of CNB Corporation and its subsidiary are incorporated by reference in
               Item 8 of this report:

               Consolidated Balance Sheets-December 31, 2001 and 2000.

               Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999.

               Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

               Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

               Notes to Consolidated Financial Statements.

               Independent Auditor's Report dated February 15, 2002.


          (2)  Financial Statement Schedules. Not applicable

          (3)  Exhibits.

               (3a) Articles of Incorporation. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

               (3b) By-laws. Previously filed as exhibit to the registrant's
                    Form 10-KSB filed April 26, 1996.

               (11) Statement regarding computation per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 2001, which is hereby incorporated by reference.

               (13) Annual report to shareholders for the year ended December
                    31, 2001. (filed herewith).

               (21) Subsidiaries of the Company.  (filed herewith).

     (b) Reports of Form 8-K. No reports on Form 8-K were filed during the last calendar quarter of the year covered by this report.

          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CNB CORPORATION
                                  (Registrant)


Date March 28, 2002



/s/ Robert E. Churchill
------------------------------------
Robert E. Churchill
Chairman and Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2002.



/s/ Steven J. Baker                           /s/ Thomas J. Ellenberger                     /s/ John P. Ward
-------------------------------------         -------------------------------               -----------------------------
Steven J. Baker                               Thomas J. Ellenberger                         John P. Ward
Director                                      Director                                      Director


/s/ Robert E. Churchill                       /s/ Vincent J. Hillesheim                     /s/ John F. Ekdahl
-------------------------------------         -------------------------------               -----------------------------
Robert E. Churchill                           Vincent J. Hillesheim                         John F. Ekdahl
Director                                      Director                                      Senior Vice President
Chairman and Chief Executive Officer


/s/ James C. Conboy, Jr.                      /s/ John L. Ormsbee                           /s/ Susan A. Eno
-------------------------------------         -------------------------------               -----------------------------
James C. Conboy, Jr.                          John L. Ormsbee                               Susan A. Eno
Director                                      Director                                      Senior Vice President
President and Chief Operating Officer


/s/ Kathleen M. Darrow                        /s/ Francis J. VanAntwerp, Jr.                /s/ Irene M. English
-------------------------------------         ------------------------------                -----------------------------
Kathleen M. Darrow                            Francis J. VanAntwerp, Jr.                    Irene M. English
Director                                      Director                                      Treasurer


                                 EXHIBIT INDEX



Exhibit No.                             Description
----------                              -----------
   (3a)             Articles of Incorporation. Previously filed as exhibit to
                    the registrant's Form 10-KSB filed April 26, 1996.

   (3b)             By-laws. Previously filed as exhibit to the registrant's
                    Form 10-KSB filed April 26, 1996.

   (11) Statement regarding computation per share earnings. This information is disclosed in Note 10 to the Company's
                    Financial Statements for the year ended December 31, 2001, which is hereby incorporated by reference.

   (13)             Annual report to shareholders for the year ended December
                    31, 2001. (filed herewith).

   (21)             Subsidiaries of the Company.  (filed herewith).