Form 10-Q
period 2002-03-31
CNB CORP /MI/
filed 2002-05-13
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Yes (X)                                          No ( )

   As of May 7, 2002 there were 1,193,195 shares of the issuer's common stock outstanding.

ITEM 1- FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (in thousands)

                                                                     March               December
                                                                    31, 2002             31, 2001
ASSETS                                                            (unaudited)
Cash and due from banks                                           $  5,657               $  9,229
Interest-bearing deposits with other financial
   institutions                                                      2,408                  2,718
Federal funds sold                                                   1,450                  4,900
                                                                  --------               --------
     Total cash and cash equivalents                                 9,515                 16,847
Securities available for sale                                       64,447                 61,118
Securities held to maturity(market value of
  $ 6,222 in 2002 and $ 7,114 in 2001)                               6,349                  7,168
Other securities                                                     3,610                  4,810
Loans, net of allowance for loan losses of $ 1,705
  in 2002 and $ 1,667 in 2001                                      141,399                133,106
Premises and equipment, net                                          3,499                  3,592
Other assets                                                         4,247                  4,390
                                                                  --------               --------

     Total assets                                                 $233,066               $231,031
                                                                  ========               ========

LIABILITIES

Deposits
     Non-interest bearing                                         $ 29,239               $ 32,919
     Interest-bearing                                              177,569                171,670
                                                                  --------               --------
          Total deposits                                           206,808                204,589
Other liabilities                                                    2,576                  3,065
                                                                  --------               --------
     Total liabilities                                             209,384                207,654
                                                                  --------               --------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
 shares authorized, shares outstanding
 3/31/02-1,193,195; 12/31/01-1,193,415                               2,983                  2,984
Additional paid-in capital                                          18,498                 18,509
Retained earnings                                                    1,560                    983
Accumulated other comprehensive income,
 net of tax                                                            641                    901
                                                                  --------               --------
     Total shareholders' equity                                     23,682                 23,377
                                                                  --------               --------


          Total liabilities and shareholders' equity              $233,066               $231,031
                                                                  ========               ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands)

                                                                          Three months ended
                                                                              March 31,
                                                                  2002                       2001
                                                                             (Unaudited)
INTEREST INCOME                                                   $3,714                    $4,017

INTEREST EXPENSE ON DEPOSITS                                       1,463                     1,849
                                                                  ------                    ------

NET INTEREST INCOME                                                2,251                     2,168

Provision for loan losses                                              -                        28
                                                                  ------                    ------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                   2,251                     2,140
                                                                  ------                    ------

NON-INTEREST INCOME                                                  474                       344

NON-INTEREST EXPENSES                                              1,329                     1,338
                                                                  ------                    ------

INCOME BEFORE INCOME TAXES                                         1,396                     1,146

Income tax expense                                                   366                       338
                                                                  ------                    ------

NET INCOME                                                        $1,030                    $  808
                                                                  ======                    ======


TOTAL COMPREHENSIVE INCOME                                        $  770                    $1,181
                                                                  ======                    ======

Return on average assets (annualized)                               1.88%                     1.48%
Return on average equity (annualized)                              18.72%                    14.69%

Basic earnings per share                                          $ 0.86                    $ 0.68
Diluted earnings per share                                        $ 0.86                    $ 0.67

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                                                 Three months ended March 31,
                                                                                  2002                  2001
                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                 $  1,030              $    808
     Adjustments to reconcile net income to net cash
      from operating activities
          Depreciation and amortization                                              152                    56
          Provision for loan losses                                                    -                    28
          Loans originated for sale                                               (6,120)               (2,992)
          Proceeds from sales of loans originated for sale                         6,190                 3,012
          Gain on sales of loans                                                    (116)                  (43)
          (Increase)decrease in other assets                                         276                  (191)
          Increase (decrease) in other liabilities                                  (468)                  164
                                                                                --------              --------
              Total adjustments                                                      (86)                   34
                                                                                --------              --------
                   Net cash from operating activities                                944                   842
                                                                                --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                     2,817                 7,431
     Purchase of securities available for sale                                    (6,595)               (9,454)
     Proceeds from maturities of securities held to maturity                         859                   535
     Purchase of securities held to maturity                                         (40)               (1,600)
     Proceeds from maturities of other securities                                  1,200                     -
     Purchase of other securities                                                      -                  (200)
     Net (increase)decrease in portfolio loans                                    (8,247)                1,297
     Premises and equipment expenditures                                              (4)                  (69)
                                                                                --------              --------
                   Net cash from investing activities                            (10,010)               (2,060)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                      2,219                   691
     Dividends paid                                                                 (474)               (1,056)
     Purchases of common stock                                                       (11)                   (4)
                                                                                --------              --------
                   Net cash from financing activities                              1,734                  (369)

Net change in cash and cash equivalents                                           (7,332)               (1,587)

Cash and cash equivalents at beginning of year                                    16,847                23,310
                                                                                --------              --------

Cash and cash equivalents at end of period                                      $  9,515              $ 21,723
                                                                                ========              ========

Cash paid during the period for:

   Interest                                                                     $  1,451              $  1,823
   Income taxes                                                                 $    323              $    400

See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan and the Bank's wholly-owned subsidiary CNB Mortgage Corporation. All significant intercompany accounts and transactions are eliminated in consolidation. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 2001.

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

Note-2 Earnings Per Share

Basic earnings per share is calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. At March 31, 2002 the weighted average shares outstanding in calculating the basic earnings per share were 1,193,244 while the weighted average dilutive potential shares for the diluted earnings per share were 1,199,050. At March 31, 2001 the weighted average shares outstanding in calculating the basic earnings per share were 1,192,233 while the weighted average dilutive potential shares for the diluted earnings per share were 1,206,946.

Note-3 New Accounting Pronouncement

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Accounting for Business Combinations and Goodwill. SFAS No. 141 required all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Adoption of this standard on January 1, 2002 did not have a material impact on the financial condition or results of operations of the Company.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the three month period ending March 31, 2002.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents decreased $ 7.3 million or 43.5% since December 31, 2001. During the period ending March 31, 2002,
$944,000 of cash was provided from operating activities due to net income. Investing activities utilized $ 10.0 million during the period ending March 31, 2002. This can be attributed to an increase in securities available for sale and the loan portfolios.

SECURITIES

Securities increased $ 2.5 million or 3.7% since December 31, 2001. The available for sale portfolio increased to 91.0% of the investment portfolio from 89.5% at year-end.


The amortized cost and fair values of securities were as follows, in thousands of dollars:

                                                                     Gross          Gross
                                                    Amortized      Unrealized    Unrealized        Fair
Available for sale                                     Cost          Gains         Losses          Value
                                              ------------------------------------------------------------
   MARCH 31, 2002
     U.S. Government agency                         $ 34,121        $   670        $  (46)       $ 34,745
     State and municipal                              29,353            400           (51)         29,702
                                              ------------------------------------------------------------
                                                    $ 63,474        $ 1,070        $  (97)       $ 64,447
                                              ============================================================
   DECEMBER 31, 2001
     U.S. Government agency                         $ 32,071        $   986        $    -        $ 33,057
     State and municipal                              27,682            432           (53)         28,061
                                              ------------------------------------------------------------
                                                    $ 59,753        $ 1,418        $  (53)       $ 61,118
                                              ============================================================

                                                                     Gross          Gross
                                                    Amortized      Unrealized    Unrealized        Fair
Held to maturity                                       Cost          Gains         Losses          Value
                                              ------------------------------------------------------------
   MARCH 31, 2002
     State and municipal                            $  6,349        $   101        $ (228)       $  6,222
                                              ============================================================

   DECEMBER 31, 2001
     State and municipal                            $  7,168        $   132        $ (186)       $  7,114
                                              ============================================================



The amortized cost and fair value of securities by contractual maturity at March 31, 2002 are shown below, in thousands of dollars.

                                                                  Available for Sale            Held to Maturity
                                                                  ------------------            ----------------

                                                                Amortized       Fair         Amortized          Fair
                                                                  Cost          Value          Cost            Value
                                                                  ----          -----          ----            -----
Due in one year or less                                       $ 16,473      $ 16,686         $   957          $   966
Due after one year through five years                           40,179        40,859           2,756            2,815
Due after five years through ten years                           5,525         5,621             992            1,024
Due after ten years                                              1,297         1,281           1,644            1,417
                                                        --------------------------------------------------------------
     Total                                                    $ 63,474      $ 64,447         $ 6,349          $ 6,222
                                                        ==============================================================

LOANS

Loans at March 31, 2002 increased $ 8.3 million from December 31, 2001. Substantial growth occurred in our commercial real estate lending which increased to $ 35.7 million in 2002 from $ 26.5 million in 2001, or a 34.5% increase. The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 2002 and December 31, 2001, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at March 31, 2002 indicates the pattern of loans in the portfolio has not changed. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 9.7% of total loans.

                                                        March 31, 2002             December 31, 2001
Portfolio loans:                                    Balance       % of total    Balance      % of total
                                                    -------       ----------    -------      ----------
   Residential real estate                       $  85,522         59.75%       $ 84,588        62.74%
   Consumer                                         11,249          7.86%         11,767         8.73%
   Commercial real estate                           35,703         24.94%         26,536        19.69%
   Commercial                                       10,660          7.45%         11,912         8.84%
                                                 ------------------------------------------------------
                                                   143,134        100.00%        134,803       100.00%
   Deferred loan origination fees, net                 (30)                          (30)
   Allowance for loan losses                        (1,705)                       (1,667)
                                                 ---------                      --------
                                                 $ 141,399                      $133,106
                                                 =========                      ========

ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, follows:

                                                   2002                  2001
                                                   ----                  ----
Beginning balance                                 $ 1,667               $ 1,652
Provision for loan losses                               -                    28
Charge-offs                                            (8)                   (2)
Recoveries                                             46                     4
                                                  -------               -------
Ending balance                                    $ 1,705               $ 1,682
                                                  =======               =======


The Company had no impaired loans for 2002 and 2001.

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

                                           March 31,                December 31,
                                             2002                       2001
                                             ----                       ----
                                                     (In thousands)
Nonaccrual                                  $   -                      $  -
Loans past due 90 days or more                693                       647
Troubled debt restructurings                    -                         -
                                             ----                      ----
   Total nonperforming loans                 $693                      $647
                                             ====                      ====

Percent of total loans                       0.48%                     0.48%


DEPOSITS

Deposits at March 31, 2002 increased $ 2.2 million since December 31, 2001. Interest-bearing deposits increased $ 5.9 million or 3.4% for the three months ended March 31, 2002, while non-interest bearing deposits decreased $ 3.7 million or 11.2%.

LIQUIDITY AND FUNDS MANAGEMENT

As of March 31, 2002 the Company had $ 1.5 million in federal funds sold, $ 64.4 million in securities available for sale and $ 957,000 in held to maturity maturing within one year. These sources of liquidity are supplemented by new deposits and by loan payments received by customers. These short-term assets represents 32.3% of total deposits as of March 31, 2002.

Total equity for the Company at March 31, 2002 was $ 23.7 million compared to $
23.4 million at December 31, 2001.


RESULTS OF OPERATIONS

CNB Corporation's 2002 earnings for the first three months were $ 1,030,000 an increase of $ 222,000 compared to 2001 results. This increase can be partially attributed to life insurance proceeds, which amounted to $ 105,000. Income, prior to life insurance proceeds, for the first three months of 2002 was $925,000 compared to $808,000 or a 14.4% increase. Basic earnings per share were $ .86 per share for 2002 compared to $ .68 for 2001. The return on assets was 1.88% for the first three months of the year versus 1.48% for the same period in 2001. The return on equity was 18.72% compared to 14.69% for the same period last year.


For the first three months of 2002 net interest income was $ 2.3 million, a slight increase over the $ 2.2 million for the same period in 2001. The net interest spread increased to 3.44% from 3.35% in 2001. This can be attributed to a greater decrease in the rate of interest-bearing liabilities compared to the yield earned on interest-earning assets.


Non-interest income was $ 474,000, a $ 130,000 increase or 37.8% over the same period last year. The increase can be attributed to an increase in the volume of loans sold to the secondary market and to life insurance proceeds as previously discussed. Non-interest expense was $ 1.3 million for the periods ending 2002 and 2001. There was no significant change in the income tax position for the Company during the first three months of 2002.


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

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2001 Management Discussion and Analysis appearing in the December 31, 2001 Annual Report.


PART II- OTHER INFORMATION

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6- EXHIBITS AND REPORTS OF FORM 8-K

a.) None
b.) None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CNB Corporation
                                           ------------------------------
                                                   (Registrant)



    Date:   May 9, 2002                    /s/ Robert E. Churchill
            -----------------              -------------------------------------
                                           Robert E. Churchill
                                           Chairman and Chief Executive Officer




    Date:   May 9, 2002                    /s/ James C. Conboy, Jr.
            -----------------              -------------------------------------
                                           James C. Conboy, Jr.
                                           President and Chief Operating Officer