Form 10-Q
period 2002-06-30
CNB CORP /MI/
filed 2002-08-12
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                    Yes (X)                           No ( )

     As of July 24, 2002 there were 1,193,060 shares of the issuer's common stock outstanding.

ITEM 1- FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (in thousands)
--------------------------------------------------------------------------------

                                                         June 30,   December 31,
                                                           2002         2001
                                                       (unaudited)
ASSETS
Cash and due from banks                                  $  7,902    $  9,229
Interest-bearing deposits with other financial
   institutions                                             5,006       2,718
Federal funds sold                                          3,000       4,900
                                                         --------    --------
     Total cash and cash equivalents                       15,908      16,847
Securities available for sale                              58,809      61,118
Securities held to maturity (fair value of
  $6,454 in 2002 and $7,114 in 2001)                        6,333       7,168
Other securities                                            3,152       4,810
Loans, net                                                144,902     133,106
Premises and equipment, net                                 3,478       3,592
Other assets                                                4,945       4,390
                                                         --------    --------

     Total assets                                        $237,527    $231,031
                                                         ========    ========

LIABILITIES

Deposits
     Non-interest bearing                                $ 32,878    $ 32,919
     Interest-bearing                                     177,361     171,670
                                                         --------    --------
          Total deposits                                  210,239     204,589
Other liabilities                                           2,887       3,065
                                                         --------    --------
     Total liabilities                                    213,126     207,654
                                                         --------    --------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
 shares authorized, shares outstanding
 6/30/02-1,193,072; 12/31/01-1,193,415                      2,983       2,984
Additional paid-in capital                                 18,492      18,509
Retained earnings                                           2,015         983
Accumulated other comprehensive income,
 net of tax                                                   911         901
                                                         --------    --------
     Total shareholders' equity                            24,401      23,377
                                                         --------    --------


          Total liabilities and shareholders' equity     $237,527    $231,031
                                                         ========    ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands)
--------------------------------------------------------------------------------


                                          Three months ended   Six Months Ended
                                               June 30,            June 30,
                                            2002      2001      2002      2001
                                            ----      ----      ----      ----
                                                        (Unaudited)

INTEREST INCOME                            $3,701    $3,968    $7,415    $7,985

INTEREST EXPENSE ON DEPOSITS                1,444     1,765     2,907     3,614
                                           ------    ------    ------    ------

NET INTEREST INCOME                         2,257     2,203     4,508     4,371

Provision for loan losses                    --          27      --          55
                                           ------    ------    ------    ------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                            2,257     2,176     4,508     4,316
                                           ------    ------    ------    ------

NON-INTEREST INCOME                           456       421       930       765

NON-INTEREST EXPENSES                       1,449     1,399     2,778     2,737
                                           ------    ------    ------    ------

INCOME BEFORE INCOME TAXES                  1,264     1,198     2,660     2,344

Income tax expense                            356       341       722       679
                                           ------    ------    ------    ------

NET INCOME                                 $  908    $  857    $1,938    $1,665
                                           ======    ======    ======    ======


TOTAL COMPREHENSIVE INCOME                 $1,178    $  920    $1,948    $2,101
                                           ======    ======    ======    ======

Basic earnings per share                   $ 0.76    $ 0.72    $ 1.62    $ 1.40
Diluted earnings per share                 $ 0.76    $ 0.71    $ 1.62    $ 1.39

Return on average assets (annualized)        1.55%     1.56%     1.65%     1.52%
Return on average equity (annualized)       15.16%    15.11%    16.18%    14.90%


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
-------------------------------------------------------------------------------



                                                                 Six months ended June 30,
                                                                    2002        2001
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                  $  1,938    $  1,665
     Adjustments to reconcile net income to net cash
      from operating activities
          Depreciation and amortization                               305         106
          Provision for loan losses                                  --            55
          Loans originated for sale                               (10,399)     (7,865)
          Proceeds from sales of loans originated for sale         10,600       7,979
          Gain on sales of loans                                     (201)       (114)
          (Increase) decrease in other assets                        (560)       (866)
          Increase (decrease) in other liabilities                   (157)        376
                                                                 --------    --------
              Total adjustments                                      (412)       (329)
                                                                 --------    --------
                   Net cash from operating activities               1,526       1,336

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale      8,809      18,063
     Purchase of securities available for sale                     (6,595)    (22,595)
     Proceeds from maturities of securities held to maturity        1,400       1,813
     Purchase of securities held to maturity                         (565)     (2,620)
     Proceeds from maturities of other securities                   2,700        --
     Purchase of other securities                                  (1,042)       (257)
     Net (increase) decrease in portfolio loans                   (11,796)     (1,028)
     Premises and equipment expenditures                              (81)        (96)
                                                                 --------    --------
                   Net cash from investing activities              (7,170)     (6,720)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                       5,650       3,993
     Dividends paid                                                  (927)     (1,487)
     Purchases of common stock                                        (18)        (74)
                                                                 --------    --------
                   Net cash from financing activities               4,705       2,432

Net change in cash and cash equivalents                              (939)     (2,952)

Cash and cash equivalents at beginning of year                     16,847      23,310
                                                                 --------    --------

Cash and cash equivalents at end of period                       $ 15,908    $ 20,358
                                                                 ========    ========

Cash paid during the period for:

   Interest                                                      $  2,925    $  3,589
   Income taxes                                                  $    742    $    723



See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan and the Bank's wholly-owned subsidiary CNB Mortgage Corporation. All significant inter-company accounts and transactions are eliminated in consolidation. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 2001.

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

Note-2 Earnings Per Share

Basic earnings per share is calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and six month periods ending June 30, 2002 the weighted average shares outstanding in calculating basic earnings per share were 1,193,163 and 1,193,203 while the weighted average number of shares for the diluted earnings per share were 1,198,622 and 1,198,662. For the three and six month periods ending June 30, 2001 the weighted average shares outstanding in calculating basic earnings per share were 1,191,233 and 1,191,706 while the weighted average number of shares for the diluted earnings per share were 1,199,442 and 1,200,132.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its subsidiary, Citizens National Bank of Cheboygan ("Bank") for the three and six month period ending June 30, 2002.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents decreased $939,000 or 5.6%. During the period ending June 30, 2002, $1.5 million of cash was provided from operating activities. Investing activities utilized $7.2 million during the period ending June 30, 2002 and financing activities provided $4.7 million due to an increase in deposits.

SECURITIES

Securities decreased $3.1 million or 4.6% since December 31, 2001. The available for sale portfolio increased to 90.3% of the investment portfolio up from 89.5% at year-end.


The amortized cost and fair values of securities were as follows, in thousands of dollars:


                                             Gross            Gross
                              Amortized    Unrealized      Unrealized       Fair
Available for sale              Cost         Gains           Losses         Value
                              ----------------------------------------------------
JUNE 30, 2002
  U.S. Government agency      $ 29,118      $    734       $   --         $ 29,852
  State and municipal           28,311           652             (6)        28,957
                              ----------------------------------------------------
                              $ 57,429      $  1,386       $     (6)      $ 58,809
                              ====================================================
DECEMBER 31, 2001
  U.S. Government agency      $ 32,071      $    986       $   --         $ 33,057
  State and municipal           27,682           432            (53)        28,061
                              ----------------------------------------------------
                              $ 59,753      $  1,418       $    (53)      $ 61,118
                              ====================================================

                                             Gross          Gross
                              Amortized    Unrealized     Unrealized       Fair
Held to maturity                Cost         Gains          Losses         Value
                              --------------------------------------------------
JUNE 30, 2002
  State and municipal          $ 6,333      $   122        $    (1)      $ 6,454
                               =================================================
                               $ 6,333      $   122        $    (1)      $ 6,454
                               =================================================
DECEMBER 31, 2001
  State and municipal          $ 7,168      $   132        $  (186)      $ 7,114
                               -------------------------------------------------
                               $ 7,168      $   132        $  (186)      $ 7,114
                               =================================================


The amortized cost and fair value of securities by contractual maturity at June 30, 2002 are shown below, in thousands of dollars.


                                             Available for Sale          Held to Maturity
                                             ------------------          ----------------

                                           Amortized       Fair      Amortized       Fair
                                              Cost        Value         Cost        Value
                                              ----        -----         ----        -----
Due in one year or less                     $20,357      $20,636      $ 1,102      $ 1,110
Due after one year through five years        36,249       37,301        2,730        2,805
Due after five years through ten years          823          872          878          916
Due after ten years                            --           --          1,623        1,623
                                            ----------------------------------------------
     Total                                  $57,429      $58,809      $ 6,333      $ 6,454
                                            ==============================================


LOANS

Loans at June 30, 2002 increased $11.8 million from December 31, 2001. The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 2002 and December 31, 2001, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at June 30, 2002 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 11.1% of total loans.




                                                 June 30, 2002            December 31, 2001
                                             Balance       % of total    Balance    % of total
                                             -------       ----------    -------    ----------
Portfolio loans:
   Residential real estate                   $86,234         58.82%      $84,588       62.75%
   Consumer                                   11,378          7.76%       11,767        8.73%
   Commercial real estate                     37,550         25.61%       26,536       19.69%
   Commercial                                 11,454          7.81%       11,912        8.83%
                                            ------------------------------------
                                             146,616        100.00%      134,803      100.00%
   Deferred loan origination fees, net           (26)                        (30)
   Allowance for loan losses                  (1,688)                     (1,667)
                                            --------                    --------
                                            $144,902                    $133,106
                                            ========                    ========

ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, follows:

                                 2002          2001
                                 ----          ----
Beginning balance              $ 1,667       $ 1,652
Provision for loan losses         --              55
Charge-offs                        (30)          (11)
Recoveries                          51            10
                               -------       -------
Ending balance                 $ 1,688       $ 1,706
                               =======       =======

The Company has had no impaired loans during 2002 and 2001.

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


                                    June 30,     December 31,
                                     2002           2001
                                     ----           ----
                                        (In thousands)
Nonaccrual                          $  --         $ --
Loans past due 90 days or more           11           647
Troubled debt restructurings           --           --
                                    -------       -------
   Total nonperforming loans        $    11       $   647
                                    =======       =======

Percent of total loans                 0.01%         0.48%

DEPOSITS

Deposits at June 30, 2002 increased $5.7 million since December 31, 2001. Interest-bearing deposits increased $5.7 million for the six months ended June 30, 2002, while non-interest bearing deposits remained relatively unchanged.

LIQUIDITY AND FUNDS MANAGEMENT

As of June 30, 2002 the Company had $3.0 million in federal funds sold, $58.8 million in securities available for sale and $1.1 million in held to maturity maturing within one year. These sources of liquidity are supplemented by new deposits and by loan payments received by customers. These short-term assets represent 29.9% of total deposits as of June 30, 2002.

Total equity of the Company at June 30, 2002 was $24.4 million compared to $23.4 million at December 31, 2001.


RESULTS OF OPERATIONS

CNB Corporation's 2002 earnings for the first six months were $1.9 million an increase of $273,000 compared to 2001 results. This increase can be partially attributed to life insurance proceeds, which amounted to $105,000. Income, not including life insurance proceeds, for the first six months of 2002 was $1.8 million compared to $1.7 million last year or a 10.1% increase. Basic earnings per share were $1.62 per share for 2002 compared to $1.40 for 2001. The return on assets was 1.65% for the first six months of the year versus 1.52% for the same period in 2001. The return on equity was 16.18% compared to 14.90% for the same period last year.

For the quarter ending June 30, 2002, earnings were $908,000 compared to $857,000 for the same period last year. Basic earnings per share for the quarter ending June 30, 2002 was $0.76 compared to $0.72 for the same period last year.

For the first six months of 2002, net interest income was $4.5 million representing a slight increase over the same period in 2001. The net interest margin decreased to 4.07% from the 4.24% reported in 2001. This decrease can be attributed to the declining rate environment.

Net interest income for the quarter ending June 30, 2002 was $2.3 million which is slightly higher than the same period last year. This can be attributed to the Company's growth in interest-earning assets and interest-bearing liabilities.

Non-interest income for the six months ending June 30, 2002 was $930,000 an increase of $165,000 or 21.6% over the same period last year. The increase can be attributed to an increase in the volume of loans sold to the secondary market and life insurance proceeds received. For the quarter ending June 30, 2002 non-interest income was reported at $456,000 compared to $421,000 for the same period last year. Non-interest expense for the first six months of 2002 was $2.8 million compared to $2.7 million for 2001. Non-interest expense for the quarter ending June 30, 2002 remained relatively unchanged at $1.4 million compared to the same period last year. There was no significant change in the income tax position for the Company during the first six months of 2002.


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

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2001 Management Discussion and Analysis appearing in the December 31, 2001 10K.

PART II- OTHER INFORMATION

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6- EXHIBITS AND REPORTS OF FORM 8-K

a.) None
b.) None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CNB Corporation
                                          --------------------------
                                          (Registrant)



    Date:  August 8, 2002                 /s/ Robert E. Churchill
           -----------------------        ------------------------------------
                                          Robert E. Churchill
                                          Chairman and Chief Executive Officer




    Date:  August 8, 2002                 /s/ James C. Conboy, Jr.
           -----------------------        ------------------------------------
                                          James C. Conboy, Jr.
                                          President and Chief Operating Officer

                                  CERTIFICATION


     The undersigned hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 ("Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.


                                   CNB CORPORATION
                                            (Registrant)


                                   By: /s/ Robert E. Churchill
                                       ------------------------------------
                                       Robert E. Churchill
                                       Chairman and Chief Executive Officer

                                   By: /s/ Irene M. English
                                       ------------------------------------
                                       Irene M. English
                                       Treasurer




Date: August 8, 2002