Form 10-Q/A
period 2002-06-30
CNB CORP /MI/
filed 2002-08-21
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

                                     INSERT

                                EXPLANATORY NOTE


         This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2002 is being filed solely to include information under Part II, Item 4-Submissions of Matters To A Vote of Security Holders, which was inadvertently omitted. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

ITEM 1- FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (in thousands)
--------------------------------------------------------------------------------

                                                         June                 December
                                                       30, 2002               31, 2001
ASSETS                                                (unaudited)
Cash and due from banks                                $  7,902               $  9,229
Interest-bearing deposits with other financial
  institutions                                            5,006                  2,718
Federal funds sold                                        3,000                  4,900
                                                       --------               --------
     Total cash and cash equivalents                     15,908                 16,847
Securities available for sale                            58,809                 61,118
Securities held to maturity (fair value of
  $6,454 in 2002 and $7,114 in 2001)                      6,333                  7,168
Other securities                                          3,152                  4,810
Loans, net                                              144,902                133,106
Premises and equipment, net                               3,478                  3,592
Other assets                                              4,945                  4,390
                                                       --------               --------

     Total assets                                      $237,527               $231,031
                                                       ========               ========

LIABILITIES

Deposits
     Non-interest bearing                              $ 32,878               $ 32,919
     Interest-bearing                                   177,361                171,670
                                                       --------               --------
          Total deposits                                210,239                204,589
Other liabilities                                         2,887                  3,065
                                                       --------               --------
     Total liabilities                                  213,126                207,654
                                                       --------               --------

SHAREHOLDERS' EQUITY

Common stock, $2.50 par value, 2,000,000
  shares authorized, shares outstanding
  6/30/02-1,193,072; 12/31/01-1,193,415                   2,983                  2,984
Additional paid-in capital                               18,492                 18,509
Retained earnings                                         2,015                    983
Accumulated other comprehensive income,
 net of tax                                                 911                    901
                                                       --------               --------
     Total shareholders' equity                          24,401                 23,377
                                                       --------               --------


          Total liabilities and shareholders' equity   $237,527               $231,031
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

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents decreased $ 939,000 or 5.6%. During the period ending June 30, 2002, $ 1.5 million of cash was provided from operating activities. Investing activities utilized $ 7.2 million during the period ending June 30, 2002 and financing activities provided $ 4.7 million due to an increase in deposits.

SECURITIES

Securities decreased $ 3.1 million or 4.6% since December 31, 2001. The available for sale portfolio increased to 90.3% of the investment portfolio up from 89.5% at year-end.


The amortized cost and fair values of securities were as follows, in thousands of dollars:

                                                         Gross         Gross
                                          Amortized    Unrealized    Unrealized      Fair
Available for sale                          Cost         Gains         Losses       Value
                                         --------------------------------------------------
     JUNE 30, 2002
       U.S. Government agency            $ 29,118      $    734       $     --     $ 29,852
       State and municipal                 28,311           652             (6)      28,957
                                         --------------------------------------------------
                                         $ 57,429      $  1,386       $     (6)    $ 58,809
                                         ==================================================
     DECEMBER 31, 2001
       U.S. Government agency            $ 32,071      $    986       $     --     $ 33,057
       State and municipal                 27,682           432            (53)      28,061
                                         --------------------------------------------------
                                         $ 59,753      $  1,418       $    (53)    $ 61,118
                                         ==================================================

                                                         Gross         Gross
                                          Amortized    Unrealized    Unrealized      Fair
Held to maturity                            Cost         Gains         Losses       Value
                                         -------------------------------------------------
     JUNE 30, 2002
       State and municipal                 $ 6,333      $   122       $    (1)     $ 6,454
                                         =================================================
                                           $ 6,333      $   122       $    (1)     $ 6,454
                                         =================================================
     DECEMBER 31, 2001
       State and municipal                 $ 7,168      $   132       $  (186)     $ 7,114
                                           -----------------------------------------------
                                           $ 7,168      $   132       $  (186)     $ 7,114
                                         =================================================


The amortized cost and fair value of securities by contractual maturity at June 30, 2002 are shown below, in thousands of dollars.

                                                         Available for Sale          Held to Maturity
                                                         ------------------          ----------------
                                                       Amortized        Fair      Amortized       Fair
                                                          Cost         Value         Cost        Value
                                                          ----         -----         ----        -----
Due in one year or less                                  $20,357      $20,636      $ 1,102      $ 1,110
Due after one year through five years                     36,249       37,301        2,730        2,805
Due after five years through ten years                       823          872          878          916
Due after ten years                                           --           --        1,623        1,623
                                                         ----------------------------------------------
     Total                                               $57,429      $58,809      $ 6,333      $ 6,454
                                                         ==============================================

LOANS

Loans at June 30, 2002 increased $ 11.8 million from December 31, 2001. The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 2002 and December 31, 2001, and their percentage of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at June 30, 2002 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 11.1% of total loans.

                                                June 30, 2002         December 31, 2001
Portfolio loans:                           Balance     % of total     Balance     % of total
                                           -------     ----------     -------     ----------
     Residential real estate              $  86,234      58.82%      $  84,588      62.75%
     Consumer                                11,378       7.76%         11,767       8.73%
     Commercial real estate                  37,550      25.61%         26,536      19.69%
     Commercial                              11,454       7.81%         11,912       8.83%
                                          ------------------------------------
                                            146,616     100.00%        134,803     100.00%
     Deferred loan origination fees, net        (26)                       (30)
     Allowance for loan losses               (1,688)                    (1,667)
                                          ---------                  ---------
                                          $ 144,902                  $ 133,106
                                          =========                  =========

ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, follows:

                                            2002                     2001
                                            ----                     ----
Beginning balance                         $ 1,667                  $ 1,652
Provision for loan losses                       -                       55
Charge-offs                                   (30)                     (11)
Recoveries                                     51                       10
                                          -------                  -------
Ending balance                            $ 1,688                  $ 1,706
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

                                          June 30,                  December 31,
                                            2002                        2001
                                            ----                        ----
                                                     (In thousands)
Nonaccrual                                 $    -                      $    -
Loans past due 90 days or more                 11                         647
Troubled debt restructurings                    -                           -
                                           ------                      ------
   Total nonperforming loans               $   11                      $  647
                                           ======                      ======

Percent of total loans                      0.01%                       0.48%


DEPOSITS

Deposits at June 30, 2002 increased $ 5.7 million since December 31, 2001. Interest-bearing deposits increased $ 5.7 million for the six months ended June 30, 2002, while non-interest bearing deposits remained relatively unchanged.

LIQUIDITY AND FUNDS MANAGEMENT

As of June 30, 2002 the Company had $ 3.0 million in federal funds sold, $ 58.8 million in securities available for sale and $ 1.1 million in held to maturity maturing within one year. These sources of liquidity are supplemented by new deposits and by loan payments received by customers. These short-term assets represent 29.9% of total deposits as of June 30, 2002.

Total equity of the Company at June 30, 2002 was $ 24.4 million compared to $23.4 million at December 31, 2001.


RESULTS OF OPERATIONS

CNB Corporation's 2002 earnings for the first six months were $ 1.9 million an increase of $ 273,000 compared to 2001 results. This increase can be partially attributed to life insurance proceeds, which amounted to $ 105,000. Income, not including life insurance proceeds, for the first six months of 2002 was $ 1.8 million compared to $ 1.7 million last year or a 10.1% increase. Basic earnings per share were $ 1.62 per share for 2002 compared to $ 1.40 for 2001. The return on assets was 1.65% for the first six months of the year versus 1.52% for the same period in 2001. The return on equity was 16.18% compared to 14.90% for the same period last year.

For the quarter ending June 30, 2002, earnings were $ 908,000 compared to $857,000 for the same period last year. Basic earnings per share for the quarter ending June 30, 2002 was $ 0.76 compared to $ 0.72 for the same period last year.

For the first six months of 2002, net interest income was $ 4.5 million representing a slight increase over the same period in 2001. The net interest margin decreased to 4.07% from the 4.24% reported in 2001. This decrease can be attributed to the declining rate environment.

Net interest income for the quarter ending June 30, 2002 was $ 2.3 million which is slightly higher than the same period last year. This can be attributed to the Company's growth in interest-earning assets and interest-bearing liabilities.

Non-interest income for the six months ending June 30, 2002 was $ 930,000 an increase of $ 165,000 or 21.6% over the same period last year. The increase can be attributed to an increase in the volume of loans sold to the secondary market and life insurance proceeds received. For the quarter ending June 30, 2002 non-interest income was reported at $ 456,000 compared to $ 421,000 for the same period last year. Non-interest expense for the first six months of 2002 was $2.8 million compared to $ 2.7 million for 2001. Non-interest expense for the quarter ending June 30, 2002 remained relatively unchanged at $ 1.4 million compared to the same period last year. There was no significant change in the income tax position for the Company during the first six months of 2002.


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

PART II- OTHER INFORMATION

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of CNB Corporation was held on May 21, 2002. Elected as Directors for one year term were Steven J. Baker; Robert E. Churchill; James C. Conboy, Jr.; Kathleen M. Darrow; Thomas J. Ellenberger; Vincent J. Hillesheim; John L. Ormsbee; Francis J. VanAntwerp, Jr.; and John P. Ward.


Votes cast for:                  889,222
Votes cast against:                    0
Votes withheld:                    9,119

Votes cast for were for all nine directors listed above. Votes withheld were 9,096 for John L. Ormsbee and 23 for Kathleen M. Darrow.



ITEM 6- EXHIBITS AND REPORTS OF FORM 8-K

a.) None
b.) None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CNB Corporation
                                           --------------------------
                                           (Registrant)



    Date:     August 21, 2002              /s/ Robert E. Churchill
              -------------------          -------------------------------------
                                           Robert E. Churchill
                                           Chairman and Chief Executive Officer




    Date:     August 21, 2002              /s/ James C. Conboy, Jr.
              -------------------          -------------------------------------
                                           James C. Conboy, Jr.
                                           President and Chief Operating Officer

                                  CERTIFICATION


         The undersigned hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 ("Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.


                                      CNB CORPORATION
                                            (Registrant)


                                      By: /s/ Robert E. Churchill
                                         ---------------------------------------
                                            Robert E. Churchill
                                            Chairman and Chief Executive Officer

                                      By: /s/ Irene M. English
                                         ---------------------------------------
                                            Irene M. English
                                            Treasurer


Date: August 21, 2002