Form 10-Q
period 2002-09-30
CNB CORP /MI/
filed 2002-11-14
CIK 779125

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                    303 North Main Street, Cheboygan MI 49721
          (Address of principal executive offices, including Zip Code)

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

Yes (X)                                                                  No (  )

As of November 6, 2002 there were 1,193,000 shares of the issuer's common stock outstanding.

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands)



                                                         September 30,     December 31,
ASSETS                                                       2002              2001
                                                         (Unaudited)

Cash and due from banks                                   $  7,790         $  9,229
Interest-bearing deposits with other
           financial institutions                            8,033            2,718
Federal funds sold                                           6,600            4,900
                                                          --------         --------
    Total cash and cash equivalents                         22,423           16,847

Securities available for sale                               63,246           61,118
Securities held to maturity (market value of $ 5,838
     in 2002 and $7,114 in 2001)                             5,716            7,168
Other securities                                             4,452            4,810
Loans, net of allowance for loan losses of $ 1,681
     in 2002 and $ 1,667 in 2001                           142,576          133,106
Premises and equipment, net                                  3,399            3,592
Other assets                                                 4,822            4,390
                                                          --------         --------

        Total assets                                      $246,634         $231,031
                                                          ========         ========


LIABILITIES
Deposits
    Non-interest bearing                                  $ 35,763         $ 32,919
    Interest-bearing                                       182,406          171,670
                                                          --------         --------
           Total deposits                                  218,169          204,589
Other liabilities                                            3,265            3,065
                                                          --------         --------
        Total liabilities                                  221,434          207,654
                                                          --------         --------


SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
  authorized; 1,193,000 and 1,193,415 shares issued
  and outstanding in 2002 and 2001                           2,983            2,984
Additional paid-in capital                                  18,488           18,509
Retained earnings                                            2,582              983
Accumulated other comprehensive income, net of tax           1,147              901
                                                          --------         --------
    Total shareholders' equity                              25,200           23,377
                                                          --------         --------


        Total liabilities and shareholders' equity        $246,634         $231,031
                                                          ========         ========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands)


                                           Three months ended          Nine months ended
                                                            September 30,
                                             2002        2001          2002           2001
                                             ----        ----          ----           ----
                                                            (Unaudited)

INTEREST INCOME                            $ 3,726      $ 3,935       $11,141       $11,920

INTEREST EXPENSE ON DEPOSITS                 1,317        1,733         4,224         5,347
                                           -------      -------       -------       -------
NET INTEREST INCOME                          2,409        2,202         6,917         6,573

Provision for loan losses                       --           28            --            83
                                           -------      -------       -------       -------


NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                              2,409        2,174         6,917         6,490
                                           -------      -------       -------       -------

NON-INTEREST INCOME                            610          398         1,540         1,163

NON-INTEREST EXPENSES                        1,579        1,418         4,357         4,155
                                           -------      -------       -------       -------

INCOME BEFORE INCOME TAXES                   1,440        1,154         4,100         3,498

Income tax expense                             419          322         1,141         1,001
                                           -------      -------       -------       -------

NET INCOME                                 $ 1,021      $   832       $ 2,959       $ 2,497
                                           =======      =======       =======       =======


TOTAL COMPREHENSIVE INCOME                 $ 1,257      $ 1,216       $ 3,205       $ 3,317
                                           =======      =======       =======       =======


Basic earnings per share                   $  0.86      $  0.70       $  2.48       $  2.10
Diluted earnings per share                 $  0.85      $  0.70       $  2.47       $  2.09

Return on average assets (annualized)         1.66%        1.49%         1.66%         1.49%
Return on average equity (annualized)        16.40%       14.71%        16.25%        14.72%


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)



                                                               Nine months ended September 30,
                                                                     2002           2001
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                     $  2,959       $  2,497
   Adjustments to reconcile net income to net cash
   from operating activities
       Depreciation and amortization                                   481            234
       Provision for loan losses                                        --             83
       Loans originated for sale                                   (21,830)       (11,642)
       Proceeds from sales of loans originated for sale             22,277         11,736
       Gain on sales of loans                                         (447)           (94)
       (Increase) decrease in other assets                            (559)          (958)
       Increase (decrease) in other liabilities                        221           (197)
                                                                  --------       --------
           Total adjustments                                           143           (838)
                                                                  --------       --------
              Net cash from operating activities                     3,102          1,659

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale        15,246         23,324
   Purchase of securities available for sale                       (17,189)       (39,940)
   Proceeds from maturities of securities held to maturity           2,151          3,017
   Purchase of securities held to maturity                            (699)        (2,724)
   Proceeds from maturities of other securities                      2,700            100
   Purchase of other securities                                     (2,342)        (1,157)
   Net (increase) in portfolio loans                                (9,470)        (2,705)
   Premises and equipment expenditures                                (100)          (155)
                                                                  --------       --------
              Net cash from investing activities                    (9,703)       (20,240)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                         13,580         12,636
   Dividends paid                                                   (1,381)        (1,294)
   Proceeds from exercise of stock options                                             18
   Purchases of common stock                                           (22)           (76)
                                                                  --------       --------
              Net cash from financing activities                    12,177         11,284


Net change in cash and cash equivalents                              5,576         (7,297)

Cash and cash equivalents at beginning of year                      16,847         23,310
                                                                  --------       --------

Cash and cash equivalents at end of period                        $ 22,423       $ 16,013
                                                                  ========       ========

Cash paid during the period for:

   Interest                                                       $  4,289       $  5,365
   Income taxes                                                   $  1,259       $    995

See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation and its wholly owned subsidiary, Citizens National Bank of Cheboygan and the Bank's wholly owned subsidiary CNB Mortgage Corporation. All significant inter-company accounts and transactions are eliminated in consolidation. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 2001.

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

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and nine month periods ending September 30, 2002 the weighted average shares outstanding in calculating basic earnings per share were 1,193,062 and 1,193,156 while the weighted average number of shares for diluted earnings per share were 1,197,558 and 1,198,380. For the three and nine month periods ending September 30, 2001 the weighted average shares outstanding in calculating basic earnings per share were 1,190,759 and 1,191,197 while the weighted average number of shares for diluted earnings per share were 1,198,787 and 1,199,444.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three and nine month periods ending September 30, 2002.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents increased $5.6 million or 33.1%. During the period ending September 30, 2002, $ 3.1 million in cash was provided from operating activities. Investing activities utilized $ 9.7 million during the nine months ended September 30, 2002 and financing activities provided $ 12.2 million due to an increase in deposits.

SECURITIES

Securities available for sale and held to maturity increased $676,000 or 1.0% since December 31, 2001. The available for sale portfolio increased to 91.7% of the investment portfolio up from 89.5% at year-end.

The carrying amount and fair values of securities were as follows, in thousands of dollars:

                                                Gross          Gross
                                 Carrying    Unrealized      Unrealized        Fair
                                  Amount        Gains          Losses          Value
                                 --------    ----------      ----------        ----
Available for Sale
   SEPTEMBER 30, 2002
     U.S. Government agency      $ 32,336      $    794       $     --       $ 33,130
     State and municipal           29,171           967            (22)        30,116
                                 --------      --------       --------       --------
                                 $ 61,507      $  1,761       $    (22)      $ 63,246
                                 ========      ========       ========       ========
   DECEMBER 31, 2001
     U.S. Government agency      $ 32,071      $    986       $     --       $ 33,057
     State and municipal           27,682           432            (53)        28,061
                                 --------      --------       --------       --------
                                 $ 59,753      $  1,418       $    (53)      $ 61,118
                                 ========      ========       ========       ========

Held to Maturity
   SEPTEMBER 30, 2002
     State and municipal         $  5,716      $    122       $     --       $  5,838
                                 --------      --------       --------       --------
                                 $  5,716      $    122       $     --       $  5,838
                                 ========      ========       ========       ========
    DECEMBER 31, 2001
     State and municipal         $  7,168      $    132       $   (186)      $  7,114
                                 --------      --------       --------       --------
                                 $  7,168      $    132       $   (186)      $  7,114
                                 ========      ========       ========       ========

The carrying amount and fair value of securities by contractual maturity at September 30, 2002 are shown below, in thousands of dollars.

                                             Available for Sale        Held to Maturity
                                             ------------------        ----------------

                                           Carrying       Fair        Carrying       Fair
                                            Amount        Value        Amount        Value
                                            -------      -------      -------      -------
Due in one year or less                     $14,938      $15,251      $   774      $   786
Due after one year through five years        39,317       40,617        2,419        2,488
Due after five years through ten years        3,943        4,063          930          971
Due after ten years                           3,309        3,315        1,593        1,593
                                            -------      -------      -------      -------
    Total                                   $61,507      $63,246      $ 5,716      $ 5,838
                                            =======      =======      =======      =======



LOANS


Loans at September 30, 2002 increased $ 9.5 million from December 31, 2001. The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 2002 and December 31, 2001 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at September 30, 2002 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 10.9% of total loans.


                                                       September 30, 2002                December 31, 2001
                                                    Balance       % of total          Balance      % of total
                                                    -------       ----------          -------      ----------
Portfolio loans:
   Residential real estate                         $  86,260         59.79%          $ 84,588        62.75%
   Consumer                                           10,942          7.58%            11,767         8.73%
   Commercial real estate                             35,506         24.61%            26,536        19.69%
   Commercial                                         11,572          8.02%            11,912         8.83%
                                                   ---------        ------           --------       ------
                                                     144,280        100.00%           134,803       100.00%
   Deferred loan origination fees, net                   (23)                             (30)
   Allowance for loan losses                          (1,681)                          (1,667)
                                                   ---------                         --------
   Loans, net                                      $ 142,576                         $133,106
                                                   =========                         ========


ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, follows:

                                2002           2001
                                ----           ----
Beginning balance              $ 1,667       $ 1,652
Provision for loan losses           --            83
Charge-offs                        (38)          (21)
Recoveries                          52            13
                               -------       -------
Ending balance                 $ 1,681       $ 1,727
                               =======       =======



The Company has had no impaired loans during 2002 and 2001.

CREDIT QUALITY

The Company maintains a high level of asset quality as a result of actively managing delinquencies, nonperforming assets and potential loan problems. The Company performs an ongoing review of all large credits to watch for any deterioration in quality. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans in (1) above); and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate amount of nonperforming loans is shown in the table below.

                                                   September 30,        December 31,
                                                       2002                 2001
                                                         (dollars in thousands)

Nonaccrual                                            $  --               $    --
Loans past due 90 days or more                          164                   647
Troubled debt restructurings                             --                    --
                                                      -----               -------
    Total nonperforming loans                         $ 164               $   647
                                                      =====               =======

Percent of total loans                                 .11%                 0.48%

DEPOSITS

Deposits at September 30, 2002 increased $ 13.6 million since December 31, 2001. Interest-bearing deposits increased $ 10.7 million for the nine months ended September 30, 2002, while non-interest bearing deposits increased $ 2.8 million or 8.6%.

LIQUIDITY AND FUNDS MANAGEMENT

As of September 30, 2002 the Company had $ 6.6 million in federal funds sold, $
63.2 million in securities available for sale and $ 774,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 32.3% of total deposits as of September 30, 2002.

Total equity of the Company at September 30, 2002 was $ 25.2 million compared to $ 23.4 million at December 31, 2001.


RESULTS OF OPERATIONS

CNB Corporation's 2002 earnings for the first nine months were $ 3.0 million an increase of $ 462,000 compared to 2001 results. This increase can be partially attributed to life insurance proceeds, which amounted to $ 105,000. Income, not including life insurance proceeds, for the first nine months of 2002 was $ 2.9 million compared to $ 2.5 million last year or a 16.0% increase. Basic earnings per share were $ 2.48 per share for 2002 compared to $ 2.10 for 2001. The return on assets was 1.66% for the first nine months of the year versus 1.49% for the same period in 2001. The return on equity was 16.25% compared to 14.72% for the same period last year.

For the quarter ending September 30, 2002, earnings were $ 1.0 million compared to $ 832,000 for the same period last year. Basic earnings per share for the quarter ending September 30, 2002 was $ 0.86 compared to $ 0.70 for the same period last year.

For the nine months of 2002, net interest income was $ 6.9 million representing an increase of $427,000 increase over the same period in 2001. The net interest margin decreased to 4.12% from the 4.18% reported in 2001. The increase in interest income was primarily due to an increase in average interest-earning asset volume.

Net interest income for the quarter ending September 30, 2002 was $ 2.4 million, which is slightly higher than the same period last year. This can be attributed to the Company's growth in interest-earning assets.

Non-interest income for the nine months ending September 30, 2002 was $ 1.5 million an increase of $ 377,000 or 32.4% over the same period last year. The increase can be attributed to an increase in the volume of loans sold to the secondary market and life insurance proceeds received. For the quarter ending September 30, 2002, non-interest income was reported at $610,000 compared to $398,000 for the same period last year. Non-interest expense for the first nine months of 2002 was $ 4.4 million compared to $ 4.2 million for 2001. Non-interest expense for the quarter ending September 30, 2002 was $1.6 million compared to $1.4 million compared to the same period last year. There was no significant change in the income tax position for the Company during the first nine months of 2002.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for the financial instruments held by the Corporation is interest rate risk. That is, the risks that an adverse change in market rates will adversely affect the market value of the instruments. Generally, the longer the maturity, the higher the interest rate risk exposure. While maturity information does not necessarily present all aspects of exposure, it may provide an indication of where risks are prevalent.

All financial institutions assume interest rate risk as an integral part of normal operations. Managing and measuring interest rate risk is a dynamic, multi-faceted process that ranges from reducing the exposure of the Corporation's net interest margin to swings in interest rates, to assuring sufficient capital and liquidity to support future balance sheet growth. The Corporation manages interest rate risk through the Asset Liability Committee. The Asset Liability Committee is comprised of bank officers from various disciplines. The Committee establishes policies and rates which lead to prudent investment of resources, the effective management of risks associated with changing interest rates, the maintenance of adequate liquidity, and the earning of an adequate return of shareholders' equity.

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2001 Management Discussion and Analysis appearing in the December 31, 2001 10K.


ITEM 4-CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of CNB Corporation's management, including our Chief Executive Officer and Treasurer who serves as our Chief Financial Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Treasurer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by CNB Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, our Chief Executive Officer and Treasurer have concluded that there were no significant changes in CNB Corporation's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II-OTHER INFORMATION

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6-EXHIBITS AND REPORTS OF FORM 8-K

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







                                       CNB Corporation
                                       ----------------------------------------
                                       (Registrant)





Date:    November 14, 2002             /s/ Robert E. Churchill
                                       ----------------------------------------
                                               Robert E. Churchill
                                       Chairman and Chief Executive Officer



Date:    November 14, 2002             /s/ James C. Conboy, Jr.
                                       ----------------------------------------
                                               James C. Conboy, Jr.
                                       President and Chief Operating Officer

                                  CERTIFICATION


The undersigned hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 ("Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.





                                  CNB CORPORATION
                                    (Registrant)




                                  By:      /s/ Robert E. Churchill
                                        ---------------------------------------
                                           Robert E. Churchill
                                           Chairman and Chief Executive Officer


                                  By:      /s/ Irene M. English
                                        ---------------------------------------
                                           Irene M. English
                                           Treasurer

I, Robert E. Churchill, Chairman and Chief Executive Officer, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of CNB Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
     d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002



/s/ Robert E. Churchill
------------------------------------
Robert E. Churchill
Chairman and Chief Executive Officer

I, Irene M. English, Treasurer, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of CNB Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
     d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     e) f)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002




/s/ Irene M. English
--------------------
Irene M. English
Treasurer