Form 10-K
period 2002-12-31
CNB CORP /MI/
filed 2003-03-31
CIK 779125

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark if registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
Yes [ ]     No [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was $ 58,800,816.

As of March 14, 2003 there were outstanding 1,188,303 shares of the registrant's common stock, $ 2.50 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant's annual report to security holders for fiscal year ended December 31, 2002 are incorporated by reference in Part I and
Part II of this report, and specified portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 20, 2003 are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

When used in this filing and in future filings involving the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "project," or similar expressions are intended to identify, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurences or unanticipated events or circumstances after the date of such statements.

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

During 2001, the Company, through its subsidiary, the Bank, formed the CNB Mortgage Corporation. Residential mortgages were transferred to the new subsidiary in October, 2001. The change had no impact on our customers who will continue to have their loans serviced locally by our Bank.

The Bank offers a full range of banking services to individuals, partnerships, corporations, and other entities. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers.

The Bank's lending function provides a full range of loan products. These include real estate mortgages, secured and unsecured commercial and consumer loans, check credit loans, lines of credit, home equity loans and construction financing. The Bank also participates in specialty loan programs through the Michigan State Housing Development Authority, Small Business Administration, Federal Home Loan Mortgage Corporation, Farm Service Agency and Mortgage Guaranty Insurance Corporation. Through correspondent relationships, the Bank also makes available credit cards and student loans. The Bank's loan portfolio is over 61% residential real estate mortgages on both primary and secondary homes. The borrower base is very diverse and loan to value ratios are generally 80% or less. The commercial loan portfolio accounts for approximately 7% of total loans. Agricultural lending is minimal and secured by real estate. Construction lending is predominately residential, with only an occasional "spec" home or commercial building. Unsecured lending is very limited and personal guarantees are required on most commercial loans.

The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold its long term fixed rate residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation (FHLMC). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled approximately $ 51 million at December 31, 2002.

Banking services are delivered through five full-service banking offices and three drive-in branches plus nine automated teller machines in Cheboygan, Emmet and Presque Isle Counties, Michigan. The business base of the counties is primarily tourism with light manufacturing. The Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participation, and the purchase and sale of federal funds and other similar services.

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

As of December 31, 2002, the Bank employed 68 full-time and 15 part-time employees. This compares to 65 full-time and 15 part-time employees as of December 31, 2001. Neither the Company or CNB Mortgage Corporation have any full-time employees. Their operation and business are carried out by officers and employees of the Bank who are not compensated by the Company.

SECURITIES

The year end fair values and related gross unrealized gains and losses for securities available for sale, were as follows:

AVAILABLE FOR SALE

                                                 Gross           Gross
                                    Fair      Unrealized      Unrealized
                                   Value        Gains           Losses
                                  -------     ----------      ----------
                                              (In thousands)
2002
     U.S. government and agency   $26,989       $   687         $     -
     State and municipal           30,544           866             (41)
                                  -------       -------         -------
                                  $57,533       $ 1,553         $   (41)
                                  =======       =======         =======
2001
     U.S. government and agency   $33,057       $   986         $     -
     State and municipal           28,061           432             (53)
                                  -------       -------         -------
                                  $61,118       $ 1,418         $   (53)
                                  =======       =======         =======
2000
     U.S. government and agency   $37,113       $   335         $   (60)
     State and municipal           10,856           144             (14)
                                  -------       -------         -------
                                  $47,969       $   479         $   (74)
                                  =======       =======         =======

The year end carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

HELD TO MATURITY

                                                    Gross          Gross
                                     Carrying    Unrecognized   Unrecognized      Fair
                                      Amount        Gains          Losses        Value
                                     --------    ------------   ------------     -----
                                                      (In thousands)
2002
     State and municipal              $5,615        $140           $   -         $5,755
                                      ======        ====           =====         ======
2001
     State and municipal              $7,168        $132           $(186)        $7,114
                                      ======        ====           =====         ======

2000
     State and municipal              $7,882        $100           $  (6)        $7,976
                                      ======        ====           =====         ======

Scheduled maturities of the fair value of securities available for sale and the carrying amount of held to maturity at December 31, 2002, were as follows:

                                              Due in          Due from          Due from          Due
                                             one year          one to           five to        after ten
                                              or less        five years         ten years        years            Total
                                             --------        ----------         ---------      ---------         ---------
                                                                     (Dollars in thousands)
U.S. Government and agencies                 $ 10,317         $  16,672          $     -        $     -          $  26,989
State and municipal                             4,830            23,254            3,249          4,826             36,159
                                             --------         ---------          -------        -------          ---------
                                             $ 15,147         $  39,926          $ 3,249        $ 4,826          $  63,148
                                             ========         =========          =======        =======          =========
Yield                                            5.71%             4.18%            4.44%          3.34%              4.50%

LOANS

The following is a summary of loans at December 31:

                                           2002              2001                  2000              1999              1998
                                         ---------         ---------             ---------         ---------         ---------
                                                                       (In thousands)
Residential real estate                  $  92,653         $  84,588             $  77,823         $  71,709         $  69,319
Consumer                                    11,270            11,767                12,155            10,891            10,229
Commercial real estate                      31,581            26,536                26,571            24,810            20,202
Commercial                                  10,824            11,912                11,193            11,939            10,836
                                         ---------         ---------             ---------         ---------         ---------
                                           146,328           134,803               127,742           119,349           110,586
Deferred loan origination fees, net            (22)              (30)                  (41)              (58)              (81)
Allowance for loan losses                   (1,669)           (1,667)               (1,652)           (1,583)           (1,518)
                                         ---------         ---------             ---------         ---------         ---------
                                         $ 144,637         $ 133,106             $ 126,049         $ 117,708         $ 108,987
                                         =========         =========             =========         =========         =========

Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding excluding residential real estate and consumer loans at December 31, 2002, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity of changes in interest rates.

                                                    Total
                                                  ---------
                                                (In thousands)
In one year or less                                $15,223
After one year but within five years
     Interest rates are floating or adjustable       3,407
     Interest rates are fixed or predetermined      18,706
After five years
     Interest rates are floating or adjustable       4,134
     Interest rates are fixed or predetermined         935
                                                   -------
                                                   $42,405
                                                   =======

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

                                             2002          2001          2000          1999          1998
                                           --------      --------      --------      --------      --------
                                                             (Dollars in thousands)
Balance at the beginning of the period     $  1,667      $  1,652      $  1,583      $  1,518      $  1,442

Less Charge-offs:

     Residential real estate                      -             -             -             -             4
     Consumer                                    49            84            86            40            45
     Commercial real estate                       -             -             -             -             -
     Commercial                                   1             3             -             3             3
                                           --------      --------      --------      --------      --------
Total charge-offs                                50            87            86            43            52
                                           --------      --------      --------      --------      --------

Recoveries:

     Residential real estate                      -             3            14             1             1
     Consumer                                    52            15            28             7            10
     Commercial real estate                       -             -             2             -             -
     Commercial                                   -             1             1             -            17
                                           --------      --------      --------      --------      --------
Total recoveries                                 52            19            45             8            28
                                           --------      --------      --------      --------      --------
Provision charged to expense                      -            83           110           100           100
                                           --------      --------      --------      --------      --------
Allowance for loan losses,
     end of period                         $  1,669      $  1,667      $  1,652      $  1,583      $  1,518
                                           ========      ========      ========      ========      ========

Total loans outstanding at
     end of period                         $146,328      $134,803      $127,742      $119,349      $110,586

Average total loans outstanding
     for the year                          $143,840      $128,913      $124,732      $114,042      $106,661

Ratio of net charge-offs to
     daily average loans outstanding           0.00%         0.05%         0.03%         0.03%         0.02%

Ratio of net charge-offs to
     total loans outstanding                   0.00%         0.05%         0.03%         0.03%         0.02%

The allocation of the allowance for loan losses for the years ended December 31 is:

                             Residential                     Commercial
                             Real Estate       Consumer      Real Estate      Commercial       Unallocated           Total
                             -----------       --------      -----------      ----------       -----------           ------
                                                            (Dollars in thousands)
2002 Allowance amount          $  244           $   32          $   79           $   45           $  1,269           $1,669
% of Total loans                 61.8%             7.7%           23.1%             7.4%                              100.0%

2001 Allowance amount          $  219           $   44          $   65           $   30           $  1,309           $1,667
% of Total loans                 62.8%             8.7%           19.7%             8.8%                              100.0%

2000 Allowance amount          $  218           $   79          $   67           $   64           $  1,224           $1,652
% of Total loans                 60.9%             9.5%           20.8%             8.8%                              100.0%

1999 Allowance amount          $  224           $   35          $   77           $   29           $  1,218           $1,583
% of Total loans                 60.1%             9.1%           20.8%            10.0%                              100.0%

1998 Allowance amount          $   15           $   54          $    5           $   77           $  1,367           $1,518
% of Total loans                 62.7%             9.2%           18.3%             9.8%                              100.0%

The review of the loan portfolio revealed no undue concentrations of credit, however, the portfolio continues to be concentrated in residential real estate mortgages and highly dependent upon the tourist industry for the source of repayment. Because the reliance on tourism is both primary, (i.e. loans to motels, hotels and restaurants, etc.) and secondary (i.e. loans to employees of tourist related businesses), it is difficult to assess a specific dollar amount of inherent loss potential. Likewise, the residential real estate market has been stable or increasing, so inherent loss potential in this concentration is also difficult to reasonably assess. Therefore, the tourism industry and residential real estate mortgage concentrations are considered in establishing the allowance for loan loss.

The following is a summary of nonaccrual, past due and restructured loans as of December 31:

                                    2002        2001        2000        1999        1998
                                    ----        ----        ----        ----        ----
                                                      (In thousands)
Nonaccrual loans                    $  -        $  -        $181        $181        $  -
Loans past due 90 days or more       114         647          81          59          62
Troubled debt restructurings           -           -           -           -           -
                                    ----        ----        ----        ----        ----
                                    $114        $647        $262        $240        $ 62
                                    ====        ====        ====        ====        ====

DEPOSITS

The following table presents the remaining maturity of time deposits individually exceeding $ 100,000 at December 31, 2002. Dollars are reported in thousands.

Up to 3 Months             $ 4,474
3 to 6 Months                4,508
7 to 12 Months               1,533
Over 12 Months               3,765
                           -------
                           $14,280
                           =======

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

An analysis of the Company's regulatory capital requirements at December 31, 2002 is presented on page 21 of the Registrant's 2002 Annual Report in Note 14 Regulatory Capital to the Company's consolidated financial statements, which is incorporated herein by reference.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders during the fourth quarter of 2002.

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

The information detailing the range of high and low bid information for the Company's common stock and cash dividends declared for each full quarterly period within the two most recent fiscal years can be found under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002, which is hereby incorporated by reference.

The information which indicates the amount of common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 8 on page 16 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002, which is hereby incorporated by reference.

There are no public offerings pending.

There are approximately 886 shareholders of record of the common stock of the Company as of January 31, 2003.

During 2002, the Company declared regular dividends of $ 1.54 per share plus a special dividend of $ .60 per share. In 2001, the Company declared regular dividends of $ 1.44 plus a special dividend of $ .52. These per share statistics have been restated to reflect the 5% stock dividend paid March 8, 2002. The information detailing the cash dividends declared within the two most recent fiscal years can be found under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002, which is hereby incorporated by reference. These have resulted in a dividend payout ratio averaging 65.3% for the past three years.

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

ITEM 6 - SELECTED FINANCIAL DATA.

The information required by this item is included on Page 1 under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002, which is hereby incorporated by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information required by this item is included on pages 27 through 37 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002, which is hereby incorporated by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included on pages 31 through 32 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002, which is hereby incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information is included on pages 2 through 25 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002, which is hereby incorporated by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

         PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information required by this item is included under the caption "Information About Director Nominees" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 2003, which is hereby incorporated by reference.

Information about the executive officers of the Corporation is set forth below.

     Name and Age                                 Position
     ------------                                 --------
Robert E. Churchill, 62            Chairman and Chief Executive Officer
                                   of the Corporation and Citizens National
                                   Bank of Cheboygan. Mr. Churchill has
                                   been an officer of the Corporation since its
                                   inception in 1985 and an employee of the
                                   Bank since 1975.  He has been in his current
                                   position for more than 14 years.

James C. Conboy, Jr., 55           President and Chief Operating Officer of
                                   the Corporation and Citizens National Bank
                                   of Cheboygan. Mr. Conboy joined the Corporation
                                   and the Bank during 1998.

John F. Ekdahl, 52                 Senior Vice President of the Corporation and
                                   Citizens National Bank of Cheboygan. Mr. Ekdahl
                                   has been an officer of the Corporation since 1993
                                   and an employee of the Bank since 1987.  He has
                                   been in his current position for more than 9 years.

Susan A. Eno, 48                   Senior Vice President of the Corporation; Executive
                                   Vice President and Cashier of Citizens National
                                   Bank of Cheboygan. Ms. Eno has been an officer of
                                   the Corporation since 1996 and an employee of the
                                   Bank since 1971.  She has been in her current position
                                   for more than 6 years.

John P. Ward, 66                   Secretary of the Corporation. Mr. Ward retired from
                                   the Bank during 1998.

Irene M. English, 43               Treasurer of the Corporation; Vice President and
                                   Controller of Citizens National Bank of Cheboygan.
                                   Ms. English was appointed an officer of the Corporation
                                   during 1998 and has been an employee of the Bank
                                   since 1985.

ITEM 11 - EXECUTIVE COMPENSATION.

The information required by this item is included under the caption "Compensation of Executive Officers" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 2003, which is hereby incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included under the caption "Ownership of Common Stock" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 2003, which is hereby incorporated by reference.

The information required by this item is included under the caption "Equity Compensation Plan Information" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 2003, which is hereby incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under the caption "Certain Relationships and Related Transactions" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 2003, which is hereby incorporated by reference.

ITEM 14 - CONTROLS AND PROCEDURES.

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

         PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) (1) Financial Statements. The following financial statements, notes to financial statements and independent auditor's report of CNB Corporation and its subsidiary are incorporated by reference in Item 8 of this report:

                  Consolidated Balance Sheets-December 31, 2002 and 2001.

                  Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

                  Notes to Consolidated Financial Statements.

                  Independent Auditor's Report dated February 21, 2003.

                  (2) Financial Statement Schedules. Not applicable

                  (3) Exhibits.

                      (3a) Articles of Incorporation. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

                      (3b) By-laws. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

                      (11) Statement regarding computation per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 2002, which is hereby incorporated by reference.

                      (13) Annual report to shareholders for the year ended December 31, 2002. (filed herewith).

                      (21) Subsidiaries of the Company. (filed herewith).

                      (23) Consent of Independent Auditors. (filed herewith).

                      (99) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last calendar quarter of the year covered by this report.

Exhibits:

Exhibit 21.)Subsidiary of the Company:

Citizens National Bank of Cheboygan is the sole subsidiary of the Company.

                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CNB CORPORATION
                                              (Registrant)

Date March 27, 2003

/s/ Robert E.Churchill
-----------------------------------
Robert E.Churchill
Chairman and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2003.

/s/ Steven J. Baker                      /s/ Thomas J. Ellenberger         /s/ John P. Ward
-------------------------------------    -------------------------------   --------------------------
Steven J. Baker                          Thomas J. Ellenberger             John P. Ward
Director                                 Director                          Director
                                                                           Secretary

/s/ Robert E. Churchill                  /s/ Vincent J. Hillesheim         /s/ John F. Ekdahl
-------------------------------------    -------------------------------   --------------------------
Robert E. Churchill                      Vincent J. Hillesheim             John F. Ekdahl
Director                                 Director                          Senior Vice President
Chairman and Chief Executive Officer

/s/ James C. Conboy, Jr.                 /s/ John L. Ormsbee               /s/ Susan A. Eno
-------------------------------------    -------------------------------   --------------------------
James C. Conboy, Jr.                     John L. Ormsbee                   Susan A. Eno
Director                                 Director                          Senior Vice President
President and Chief Operating Officer

/s/ Kathleen M. Darrow                   /s/ Francis J. VanAntwerp, Jr.    /s/ Irene M. English
-------------------------------------    -------------------------------   --------------------------
Kathleen M. Darrow                       Francis J. VanAntwerp, Jr.        Irene M. English
Director                                 Director                          Treasurer

I, Robert E. Churchill, Chairman and Chief Executive Officer, certify that:

1.) I have reviewed the annual report on Form 10-K of CNB Corporation;

2.) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.) The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

                                     /s/ Robert E. Churchill
                                     ---------------------------------------
                                     Robert E. Churchill, Chairman & CEO

I, Irene M. English, Treasurer

1.) I have reviewed the annual report on Form 10-K of CNB Corporation;

2.) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.) The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

                                                  /s/ Irene M. English
                                                  ------------------------------
                                                  Irene M. English, Treasurer

                               10-K EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION

EX-13        Annual report to shareholders for the Year ended December 31, 2002.

EX-21        Subsidiaries of the Company

EX-23        Consent of independent Auditors.

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 0f the Sarbanes-Oxley Act of 2002.