Form 10-Q
period 2003-03-31
CNB CORP /MI/
filed 2003-05-12
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Yes (X)                                                                  No (  )

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).              Yes             No (X)


As of April 15, 2003 there were 1,188,178 shares of the issuer's common stock outstanding.

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands)


                                                                                  March 31,     December 31,
                                                                                    2003            2002
ASSETS                                                                           (Unaudited)
Cash and due from banks                                                           $  6,237        $  7,026
Interest-bearing deposits with other
           financial institutions                                                    5,013           8,007
Federal funds sold                                                                   5,400           7,700
                                                                                  --------        --------
    Total cash and cash equivalents                                                 16,650          22,733

Securities available for sale                                                       63,764          57,533
Securities held to maturity (market value of $5,342
     in 2003 and $5,755 in 2002)                                                     5,205           5,615
Other securities                                                                     6,532           6,252
Loans, net of allowance for loan losses of $1,649
     in 2003 and $1,669 in 2002                                                    145,975         144,637
Premises and equipment, net                                                          3,364           3,442
Other assets                                                                         4,561           5,300
                                                                                  --------        --------

        Total assets                                                              $246,051        $245,512
                                                                                  ========        ========


LIABILITIES
Deposits
    Noninterest-bearing                                                           $ 28,600        $ 32,281
    Interest-bearing                                                               189,210         184,163
                                                                                  --------        --------
           Total deposits                                                          217,810         216,444
Other liabilities                                                                    3,085           4,331
                                                                                  --------        --------
        Total liabilities                                                          220,895         220,775
                                                                                  --------        --------


SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
  authorized; 1,188,238 and 1,188,372 shares issued
  and outstanding in 2003 and 2002                                                   2,971           2,971
Additional paid-in capital                                                          18,233          18,240
Retained earnings                                                                    3,043           2,529
Accumulated other comprehensive income, net of tax                                     909             997
                                                                                  --------        --------
    Total shareholders' equity                                                      25,156          24,737
                                                                                  --------        --------

        Total liabilities and shareholders' equity                                $246,051        $245,512
                                                                                  ========        ========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                                        Three months ended
                                                            March 31,
                                                     2003              2002
                                                           (Unaudited)
INTEREST INCOME
    Loans, including fees                           $ 2,728          $ 2,801
    Securities
        Taxable                                         469              635
        Tax exempt                                      230              238
    Interest on federal funds sold                       49               40
                                                    -------          -------
                   Total interest income              3,476            3,714

INTEREST EXPENSE ON DEPOSITS                            942            1,463
                                                    -------          -------

NET INTEREST INCOME                                   2,534            2,251

Provision for loan losses                                --               --
                                                    -------          -------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                      2,534            2,251
                                                    -------          -------

NONINTEREST INCOME
    Service charges and fees                            234              241
    Net realized gains from sales of loans              203              116
    Loan servicing fees, net of amortization            (30)              16
    Other income                                         40               38
                                                    -------          -------
                 Total noninterest income               447              411

NONINTEREST EXPENSES
    Salaries and benefits                               975              877
    Occupancy                                           196              180
    Supplies                                             42               28
    Other expenses                                      425              181
                                                    -------          -------
                 Total noninterest expense            1,638            1,266

INCOME BEFORE INCOME TAXES                            1,343            1,396

Income tax expense                                      354              366
                                                    -------          -------

NET INCOME                                          $   989          $ 1,030
                                                    =======          =======

TOTAL COMPREHENSIVE INCOME                          $   901          $   770
                                                    =======          =======

Return on average assets (annualized)                  1.58%            1.88%
Return on average equity (annualized)                 15.70%           18.72%

Basic earnings per share                            $  0.83          $  0.86
Diluted earnings per share                          $  0.83          $  0.86

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

                                                                       Three months ended
                                                                            March 31,
                                                                      2003             2002
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                       $    989         $  1,030
   Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation and amortization                                     211              152
       Loans originated for sale                                      (9,646)          (6,120)
       Proceeds from sales of loans originated for sale                9,777            6,190
       Gain on sales of loans                                           (203)            (116)
       Decrease in other assets                                          180              276
       Decrease in other liabilities                                    (641)            (468)
                                                                    --------         --------
           Total adjustments                                            (322)             (86)
                                                                    --------         --------
              Net cash from operating activities                         667              944

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale           6,877            2,817
   Purchase of securities available for sale                         (13,355)          (6,595)
   Proceeds from maturities of securities held to maturity               410              859
   Purchase of securities held to maturity                                --              (40)
   Proceeds from maturities of other securities                          320            1,200
   Purchase of other securities                                         (600)              --
   Net change in portfolio loans                                      (1,266)          (8,247)
   Premises and equipment expenditures                                   (20)              (4)
                                                                    --------         --------
              Net cash from investing activities                      (7,634)         (10,010)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                            1,366            2,219
   Dividends paid                                                       (475)            (474)
   Proceeds from exercise of stock options                                 1               --
   Purchases of common stock                                              (8)             (11)
                                                                    --------         --------
              Net cash from financing activities                         884            1,734

Net change in cash and cash equivalents                               (6,083)          (7,332)

Cash and cash equivalents at beginning of year                        22,733           16,847
                                                                    --------         --------

Cash and cash equivalents at end of period                          $ 16,650         $  9,515
                                                                    ========         ========

Cash paid during the period for:

   Interest                                                         $    944         $  1,451
   Income taxes                                                     $    405         $    323



See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation. All significant intercompany accounts and transactions are eliminated in consolidation. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 2002.

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

Stock Compensation: The following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is equivalent to the market price of the underlying stock at the stock grant date; therefore no compensation expense has been recorded for stock options granted.

                                                         2003            2002
                                                         ----            ----
Net income as reported                               $       989     $     1,030
Proforma net income                                          989           1,030
Reported earnings per common share
      Basic                                          $      0.83     $      0.86
      Diluted                                               0.83            0.86
Proforma earnings per common share
      Basic                                                 0.83            0.86
      Diluted                                               0.83            0.86

There were no stock options granted during the three months ended March 31, 2003 and 2002.

In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase. Stock options are used to reward certain officers and provide them with an additional equity interest. Options are issued for 10 year periods and have varying vesting schedules. Information about options available for grant and options granted follows:

                                                                                        Weighted
                                                                                        Average
                                              Available           Options               Exercise
                                              For Grant         Outstanding              Price
Balance at December 31, 2002                       17,713              29,498     $      44.83
   Options exercised                                    -                (40)            35.31
   Options issued                                       -                   -              -
                                             -------------    ----------------
Balance at March 31, 2003                          17,713              29,458            44.84
                                             =============    ================


At March 31, 2003 options outstanding had a weighted average remaining life of approximately 5.5 years. There were 29,458 options exercisable at March 31, 2003 with a weighted-average exercise price of $ 44.84.

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three month period ending March 31, 2003 the weighted average shares outstanding in calculating basic earnings per share were 1,188,311 while the weighted average number of shares for diluted earnings per share were 1,191,312. For the three month period ending March 31, 2002 the weighted average shares outstanding in calculating basic earnings per share were 1,193,244 while the weighted average number of shares for diluted earnings per share were 1,199,050.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three month period ending March 31, 2003.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents decreased $6.1 million or 26.8%. During the period ending March 31, 2003, $667,000 in cash was provided from operating activities. Investing activities utilized $ 7.6 million during the three months ended March 31, 2003 and financing activities provided $884,000 due to an increase in deposits.

SECURITIES

The securities portfolio increased $5.8 million or 9.2%, since December 31, 2002. The available for sale portfolio increased to 92.5% of the investment portfolio up from 91.1% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                                   Gross            Gross
                                     Fair       Unrealized       Unrealized
                                    Value          Gains           Losses
                                    -----          -----           ------
Available for Sale
   MARCH 31, 2003
     U.S. Government agency        $34,604        $   532         $   (42)
     State and municipal            29,160            895             (55)
                                   -------        -------         -------
                                   $63,764        $ 1,427         $   (97)
                                   =======        =======         =======


    DECEMBER 31, 2002
     U.S. Government agency        $26,989        $   687         $    --
     State and municipal            30,544            866             (41)
                                   -------        -------         -------
                                   $57,533        $ 1,553         $   (41)
                                   =======        =======         =======




The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

                                                       Gross           Gross
                                        Carrying     Unrecognized   Unrecognized      Fair
                                         Amount        Gains           Losses         Value
                                         ------        -----           ------         -----
Held to Maturity
    MARCH 31, 2003
              State and municipal        $5,205        $  137        $      --        $5,342
                                         ======        ======        =========        ======

    DECEMBER 31, 2002
              State and municipal        $5,615        $  140        $      --        $5,755
                                         ======        ======        =========        ======


The carrying amount and fair value of securities by contractual maturity at March 31, 2003 are shown below, in thousands of dollars.

                                    Available for sale             Held to Maturity

                                         Fair                   Carrying        Fair
                                        Value                    Amount         Value
                                        -----                    ------         -----
Due in one year or less                $12,418                  $   530        $   536
Due from one to five years              45,365                    2,297          2,371
Due from five to ten years               2,670                    2,235          2,292
Due after ten years                      3,311                      143            143
                                       -------                  -------        -------

                                       $63,764                  $ 5,205        $ 5,342
                                       =======                  =======        =======


LOANS

Loans at March 31, 2003 increased $ 1.3 million from December 31, 2002. The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 2003 and December 31, 2002 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at March 31, 2003 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 10.3% of total loans.

                                                   March 31, 2003                           December 31, 2002
                                               Balance           % of total            Balance           % of total
                                               -------           ----------            -------           ----------
Portfolio loans:
   Residential real estate                    $  93,385                63.25%         $  92,653               63.32%
   Consumer                                      10,884                 7.37%            11,270                7.70%
   Commercial real estate                        34,069                23.08%            31,581               21.58%
   Commercial                                     9,305                 6.30%            10,824                7.40%
                                              ---------          -----------          ---------         -----------
                                                147,643               100.00%           146,328              100.00%
   Deferred loan origination fees, net              (19)                                    (22)
   Allowance for loan losses                     (1,649)                                 (1,669)
                                              ---------                               ---------
   Loans, net                                 $ 145,975                               $ 144,637
                                              =========                               =========


ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, follows:

                                   2003            2002
                                 -------         -------
Beginning balance                $ 1,669         $ 1,667
Provision for loan losses             --              --
Charge-offs                          (22)             (8)
Recoveries                             2              46
                                 -------         -------
Ending balance                   $ 1,649         $ 1,705
                                 =======         =======

The Company has had no impaired loans during 2003 and 2002.

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

                                    March 31,    December 31,
                                      2003          2002
                                     (dollars in thousands)
Nonaccrual                           $  --        $  --
Loans past due 90 days or more         244          114
Troubled debt restructurings            --           --
                                     -----        -----
    Total nonperforming loans        $ 244        $ 114
                                     =====        =====

Percent of total loans                0.17%        0.08%

DEPOSITS

Deposits at March 31, 2003 increased $1.4 million since December 31, 2002. Interest-bearing deposits increased $5.0 million for the three months ended March 31, 2003, while noninterest -bearing deposits decreased $3.7 million or 11.4%.

LIQUIDITY AND FUNDS MANAGEMENT

As of March 31, 2003, the Company had $5.4 million in federal funds sold, $63.8 million in securities available for sale and $530,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 32.0% of total deposits as of March 31, 2003.

Total equity of the Company at March 31, 2003 was $25.2 million compared to $24.7 million at December 31, 2002.

RESULTS OF OPERATIONS

CNB Corporation's 2003 net income for the first three months was $989,000 a decrease of $41,000 compared to 2002 results. This decrease can be partially attributed to life insurance proceeds, which amounted to $105,000 that was received during the first quarter 2002. Income, not including life insurance proceeds, for the first three months of 2002 was $925,000 compared to $989,000 for 2003, or a 6.9% increase. Basic earnings per share were $0.83 per share for 2003 compared to $0.86 for 2002. The return on assets was 1.58% for the first three months of the year versus 1.88% for the same period in 2002. The return on equity was 15.70% compared to 18.72% for the same period last year.

For the first three months of 2003, net interest income was $2.5 million representing an increase of $283,000 over the same period in 2002. This increase can be attributed to a larger decrease in interest expense compared to interest income for the first three months of 2003. Net interest margin increased to 4.32% for the quarter ending March 31, 2003 compared to 4.10% for the period ending March 31, 2002.

Noninterest income for the three months ending March 31, 2003 was $447,000 an increase of $36,000 or 8.8% over the same period last year. This increase can be attributed to an increase in the net realized gain on the sale of loans to the secondary market during 2003. Noninterest expense for the first three months of 2003 was $1.6 million compared to $1.3 million for 2002. This increase can be attributed in part to an increase in expense for directors deferred compensation to reflect the change in calculating the discount rate on that plan. There was no significant change in the income tax position for the Company during the first three months of 2003.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for the financial instruments held by the Company is interest rate risk. That is, the risks that an adverse change in market rates will adversely affect the market value of the instruments. Generally, the longer the maturity, the higher the interest rate risk exposure. While maturity information does not necessarily present all aspects of exposure, it may provide an indication of where risks are prevalent.

All financial institutions assume interest rate risk as an integral part of normal operations. Managing and measuring interest rate risk is a dynamic, multi-faceted process that ranges from reducing the exposure of the Company's net interest margin to swings in interest rates, to assuring sufficient capital and liquidity to support future balance sheet growth. The Company manages interest rate risk through the Asset Liability Committee. The Asset Liability Committee is comprised of bank officers from various disciplines. The Committee establishes policies and rates which lead to prudent investment of resources, the effective management of risks associated with changing interest rates, the maintenance of adequate liquidity, and the earning of an adequate return of shareholders' equity.

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2002 Management Discussion and Analysis appearing in the December 31, 2002 10K.

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




                                         CNB Corporation
                                         ------------------------------------
                                                 (Registrant)


Date:    May 8, 2003                     /s/ Robert E. Churchill
                                         ------------------------------------
                                         Robert E. Churchill
                                         Chairman and Chief Executive Officer



Date:    May 8, 2003                     /s/ James C. Conboy, Jr.
                                         -------------------------------------
                                         James C. Conboy, Jr.
                                         President and Chief Operating Officer

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


Date: May 8, 2003



/s/ Robert E. Churchill
-----------------------------
Robert E. Churchill
Chairman and Chief Executive Officer

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


Date: May 8, 2003



/s/ Irene M. English
-----------------------
Irene M. English
Treasurer

                               10-Q EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002