Form 10-Q
period 2003-06-30
CNB CORP /MI/
filed 2003-08-14
CIK 779125

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Yes (X)                                                                 No (  )


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)


As of July 30, 2003 there were 1,185,243 shares of the issuer's common stock outstanding.

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
--------------------------------------------------------------------------------

                                                                           June 30,          December 31,
                                                                             2003                2002
ASSETS                                                                    (Unaudited)
Cash and due from banks                                              $           10,007   $             7,026
Interest-bearing deposits with other
           financial institutions                                                10,016                 8,007
Federal funds sold                                                               14,250                 7,700
                                                                    -------------------  --------------------
    Total cash and cash equivalents                                              34,273                22,733

Securities available for sale                                                    57,675                57,533
Securities held to maturity (market value of $6,664
     in 2003 and $5,755 in 2002)                                                  6,500                 5,615
Other securities                                                                  6,457                 6,252
Loans, net of allowance for loan losses of $1,620
     in 2003 and $1,669 in 2002                                                 143,213               144,637
Premises and equipment, net                                                       3,300                 3,442
Other assets                                                                      4,729                 4,227
                                                                     ------------------   -------------------
        Total assets                                                 $          256,147   $           244,439
                                                                     ==================   ===================


LIABILITIES
Deposits
    Noninterest-bearing                                              $           43,231   $            32,281
    Interest-bearing                                                            184,265               184,163
                                                                    -------------------  --------------------
           Total deposits                                                       227,496               216,444
Other liabilities                                                                 3,069                 3,258
                                                                    -------------------  --------------------
        Total liabilities                                                       230,565               219,702
                                                                    -------------------  --------------------

SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
  authorized; 1,185,243 and 1,188,372 shares issued
  and outstanding in 2003 and 2002                                                2,963                 2,971
Additional paid-in capital                                                       18,091                18,240
Retained earnings                                                                 3,546                 2,529
Accumulated other comprehensive income, net of tax                                  982                   997
                                                                    -------------------  --------------------
    Total shareholders' equity                                                   25,582                24,737
                                                                    -------------------  --------------------
        Total liabilities and shareholders' equity                  $           256,147  $            244,439
                                                                    ===================  ====================



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                                     Three months ended           Six months ended
                                                         June 30,                      June 30,
                                                    2003           2002          2003          2002
                                                                       (Unaudited)
INTEREST  INCOME
   Loans, including fees                          $ 2,704        $ 2,830       $ 5,432        $ 5,631
   Securities
      Taxable                                         444            609           913          1,244
      Tax exempt                                      216            234           446            472
   Interest on federal funds sold                      46             28            95             68
                                                  -------        -------       -------        -------
         Total interest income                      3,410          3,701         6,886          7,415

INTEREST EXPENSE ON DEPOSITS                          876          1,444         1,818          2,907
                                                  -------        -------       -------        -------

NET INTEREST INCOME                                 2,534          2,257         5,068          4,508
                                                  -------        -------       -------        -------

Provision for loan losses                               -              -             -              -
                                                  -------        -------       -------        -------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                          2,534          2,257         5,068          4,508
                                                  -------        -------       -------        -------

NONINTEREST INCOME
   Service charges and fees                           230            241           464            482
   Net realized gains from sales of loans             274             75           477            191
   Loan servicing fees, net of amortization           (33)            24           (63)            40
   Other income                                        39             52            79             90
                                                  -------        -------       -------        -------
         Total noninterest income                     510            392           957            803

NONINTEREST EXPENSES
   Salaries and benefits                              972            871         1,947          1,748
   Occupancy                                          185            180           381            360
   Supplies                                            47             45            89             73
   Other expenses                                     426            289           851            470
                                                  -------        -------       -------        -------
         Total noninterest expenses                 1,630          1,385         3,268          2,651

INCOME BEFORE INCOME TAXES                          1,414          1,264         2,757          2,660

Income tax expense                                    436            356           790            722
                                                  -------        -------       -------        -------

NET INCOME                                        $   978        $   908       $ 1,967        $ 1,938
                                                  =======        =======       =======        =======

TOTAL COMPREHENSIVE INCOME                        $ 1,051        $ 1,178       $ 1,952        $ 1,948
                                                  =======        =======       =======        =======

Return on average assets (annualized)                1.57%          1.55%         1.58%          1.65%
Return on average equity (annualized)               15.40%         15.16%        15.49%         16.18%

Basic earnings per share                          $   .82        $   .76       $  1.66        $  1.62
Diluted earnings per share                        $   .82        $   .76       $  1.65        $  1.62

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
--------------------------------------------------------------------------------


                                                                               Six months ended June 30,
                                                                             2003                    2002
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                              $  1,967                $  1,938
   Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation and amortization                                            455                     305
       Loans originated for sale                                            (23,734)                (10,409)
       Proceeds from sales of loans originated for sale                      24,033                  10,600
       Gain on sales of loans                                                  (477)                   (191)
       Decrease in other assets                                                (494)                   (560)
       Decrease in other liabilities                                           (189)                   (157)
                                                                           --------                --------
           Total adjustments                                                   (406)                   (412)
                                                                           --------                --------
              Net cash from operating activities                              1,561                   1,526

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale                 12,932                   8,809
   Purchase of securities available for sale                                (13,354)                 (6,595)
   Proceeds from maturities of securities held to maturity                      515                   1,400
   Purchase of securities held to maturity                                   (1,400)                   (565)
   Proceeds from maturities of other securities                                 220                   2,700
   Purchase of other securities                                                (425)                 (1,042)
   Net change in portfolio loans                                              1,602                 (11,796)
   Premises and equipment expenditures                                          (56)                    (81)
                                                                           --------                --------
              Net cash from investing activities                                 34                  (7,170)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                  11,052                   5,650
   Dividends paid                                                              (950)                   (927)
   Proceeds from exercise of stock options                                        2                       -
   Purchases of common stock                                                   (159)                    (18)
                                                                           --------                --------
              Net cash from financing activities                              9,945                   4,705

Net change in cash and cash equivalents                                      11,540                    (939)

Cash and cash equivalents at beginning of year                               22,733                  16,847
                                                                           --------                --------

Cash and cash equivalents at end of period                                 $ 34,273                $ 15,908
                                                                           ========                ========


Cash paid during the period for:

   Interest                                                                $  1,826                $  2,925
   Income taxes                                                            $    722                $    742

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

                                                        For the three months               For the six months
                                                               ending                            ending
                                                              June 30,                          June 30,

                                                        2003            2002               2003            2002
                                                        ----            ----              -----            ----
Net income as reported                                 $ 978           $ 908            $ 1,967         $ 1,938
Proforma net income                                      978             908              1,967           1,938
Reported earnings per common share
      Basic                                            $ .82           $ .76            $  1.66         $  1.62
      Diluted                                            .82             .76               1.65            1.62
Proforma earnings per common share
      Basic                                              .82             .76               1.66            1.62
      Diluted                                            .82             .76               1.65            1.62

There were no stock options granted during the three or six months ended June 30, 2003 and 2002.

In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase. Stock options are used to reward certain officers and provide them with an additional equity interest. Options are issued for 10 year periods and have varying vesting schedules. Information about options available for grant and options granted follows:

                                                                                 Weighted
                                                                                  Average
                                             Available           Options         Exercise
                                             For Grant         Outstanding        Price

Balance at December 31, 2002                    17,713              29,498       $  44.83
   Options exercised                                 -                (40)          35.31
   Options granted                                   -                   -              -
                                             ---------         -----------
Balance at June 30, 2003                        17,713              29,458          44.84
                                             =========         ===========

At June 30, 2003 options outstanding had a weighted average remaining life of approximately 5.3 years. There were 29,458 options exercisable at June 30, 2003 with a weighted-average exercise price of $ 44.84.


Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and six month period ending June 30, 2003 the weighted average shares outstanding in calculating basic earnings per share were 1,186,655 and 1,187,479 while the weighted average number of shares for diluted earnings per share were 1,188,999 and 1,190,573. For the three and six month period ending June 30, 2002 the weighted average shares outstanding in calculating basic earnings per share were 1,193,163 and 1,193,203 while the weighted average number of shares for diluted earnings per share were 1,198,622 and 1,198,662.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the six month period ending June 30, 2003.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents increased $11.5 million or 50.8%. During the period ending June 30, 2003, $1.6 million of cash was provided from operating activities. Financing activities provided $9.9 million in cash due to an increase in deposits for the period ending June 30, 2003.

SECURITIES

The securities portfolio increased $1.0 million or 1.6%, since December 31, 2002. Securities available for sale decreased to 89.9% of total investments down from 91.1% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                                               Gross                 Gross
                                            Fair             Unrealized            Unrealized
                                           Value                Gains                Losses
                                           -----                -----                ------
Available for Sale
   JUNE 30, 2003
     U.S. Government agency              $      30,569      $          517       $            -
     State and municipal                        27,106                 971                    -
                                         -------------      --------------       --------------
                                         $      57,675      $        1,488       $            -
                                         =============      ==============       ==============


    DECEMBER 31, 2002
     U.S. Government agency              $      26,989      $          687       $            -
     State and municipal                        30,544                 866                  (41)
                                         -------------      --------------       --------------
                                         $      57,533      $        1,553       $          (41)
                                         =============      ==============       ==============

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:



                                                 Gross         Gross
                                Carrying      Unrealized     Unrealized       Fair
                                 Amount          Gain           Loss         Value
JUNE 30, 2003
   State and municipal         $   6,500      $     164      $      -      $   6,664


DECEMBER 31, 2002
   State and municipal         $   5,615      $     140      $      -      $   5,755




The carrying amount and fair value of securities by contractual maturity at June 30, 2003 are shown below, in thousands of dollars.

                                    Available for sale              Held to Maturity

                                          Fair                     Carrying      Fair
                                         Value                      Amount       Value

Due in one year or less               $    12,817                 $   1,331  $    1,343
Due from one to five years                 39,667                     2,884       2,958
Due from five to ten years                  2,611                       759         837
Due after ten years                         2,580                     1,526       1,526
                                      -----------                 ---------  ----------
                                      $    57,675                 $   6,500  $    6,664
                                      ===========                 =========  ==========



LOANS

Loans at June 30, 2003 decreased $1.4 million from December 31, 2002. The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 2003 and December 31, 2002 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at June 30, 2003 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 10.8% of total loans.

                                                           June 30,2003                      December 31, 2002
                                                     Balance       % of total           Balance         % of total
                                                     -------       ----------           -------         ----------
Portfolio loans:
   Residential real estate                            90,266          62.32%             92,653            63.32%
   Consumer                                           10,558           7.29%             11,270             7.70%
   Commercial real estate                             34,637          23.91%             31,581            21.58%
   Commercial                                          9,388           6.48%             10,824             7.40%
                                                     -------       --------             -------          -------
                                                     144,849         100.00%            146,328           100.00%
   Deferred loan origination fees, net                   (16)                               (22)
   Allowance for loan losses                          (1,620)                            (1,669)
                                                     -------                            -------
   Loans, net                                        143,213                            144,637
                                                     =======                            =======



ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, follows:


                                                  2003           2002
                                                 -------      ---------
Beginning balance                               $  1,669      $  1,667
Provision for loan losses                              -             -
Charge-offs                                          (55)          (30)
Recoveries                                             6            51
                                                --------      --------
Ending balance                                  $  1,620      $  1,688
                                                ========      ========


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

                                                       June 30,               December 31,
                                                         2003                     2002
                                                              (dollars in thousands)

Nonaccrual                                            $        -               $       -
Loans past due 90 days or more                                75                     114
Troubled debt restructurings                                   -                       -
                                                      ----------               ---------
    Total nonperforming loans                         $       75               $     114
                                                      ----------               ---------
Percent of total loans                                    0.05 %                   0.08%


DEPOSITS

Deposits at June 30, 2003 increased $11.1 million since December 31, 2002. The growth can be attributed to seasonal activity which allowed an $11.0 million increase in noninterest bearing deposits.


LIQUIDITY AND FUNDS MANAGEMENT

As of June 30, 2003, the Company had $14.3 million in federal funds sold, $57.7 million in securities available for sale and $1.3 million in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 32.3% of total deposits as of June 30, 2003.

Total equity of the Company at June 30, 2003 was $25.6 million compared to $24.7 million at December 31, 2002.


RESULTS OF OPERATIONS

CNB Corporation's 2003 net income for the first six months was $2.0 million an increase of $29,000 compared to the same period in 2002. Basic earnings per share were $1.66 compared to $1.62 for 2002. The return on average assets was 1.58% compared to 1.65% for 2002. The return on average equity was 15.49% compared to 16.18% for 2002.

Net income for the three months ending June 30, 2003 was $978,000 compared to $908,000 for 2002. This was an increase of $ 70,000 or 7.7%. Basic earnings per share were $0.82 compared to $0.76 for 2002. The return on average assets was 1.57% compared to 1.55% for 2002. The return on average equity was 15.40% compared to 15.16% for 2002.

For the first six months of 2003, net interest income was $5.1 million an increase of $560,000 or 12.4% compared to 2002 results. The Corporation experienced a decline in both interest income and interest expenses compared to 2002 results which can be attributed to a continuing decline in the rate environment. The decline in interest expense on deposits exceeded the decline in overall interest income which resulted in an overall increase in the net interest income. The Company reported a strong net interest margin of 4.32% for 2003 compared to 4.07% for 2002. Net interest income for the 3 month period ending June 30, 2003 was $2.5 million compared to $2.3 million for 2002. Again the decline in interest expense on deposits exceeded the decline in overall interest income.

Noninterest income for the six month period ending June 30, 2003 was $957,000 an increase of $154,000 or 19.2% over the same period last year. This can be attributed to an increase in the fee income as a result of increasing sales of mortgages to the secondary market. Noninterest income for the three month period ending June 30, 2003 was $510,000 compared to $392,000 for 2002. Again the increase in sales to the secondary market was the reason for the increase. The increase in the sales to the secondary market can be attributed to increasing refinancing activity.

Noninterest expense for the six month period ending June 30, 2003 was $3.3 million compared to $2.7 million for 2002. This is an increase of $617,000, or 23.3%. Most of the increase can be attributed to a change in the discount rate for the calculation of the annual expense for the 1985 directors deferred compensation plan as well as the Company's pension plan. During 2002, the Company received life insurance proceeds amounting to $105,000 which reduced noninterest expense.

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

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2002 Management Discussion and Analysis appearing in the December 31, 2002 10-K.


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

PART II-OTHER INFORMATION

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of CNB Corporation was held on May 20, 2003. Elected as Directors for one year term were Steven J. Baker; Robert E. Churchill; James C. Conboy, Jr.; Kathleen M. Darrow; Thomas J. Ellenberger; Vincent J. Hillesheim; John L. Ormsbee; Francis J. VanAntwerp, Jr.; and John P. Ward.

Votes cast for: 907,942
Votes cast against: 10,055
Votes withheld: 2,511

Votes cast for were for all nine directors listed above. Votes cast against were 340 for Steven J. Baker, 340 for Kathleen M. Darrow, 340 for Thomas J. Ellenberger, 340 for Vincent J. Hillesheim 8,355 for John L. Ormsbee and 340 for Francis J. VanAntwerp, Jr. Votes withheld were for all nine directors listed above.


ITEM 6-EXHIBITS AND REPORTS OF FORM 8-K

     a.) None
     b.) None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           CNB Corporation
                                           -----------------------------------
                                                      (Registrant)





Date:    August 14, 2003                   /S/ Robert E. Churchill
                                           -------------------------------------
                                           Robert E. Churchill
                                           Chairman and Chief Executive Officer



Date:    August 14, 2003                   /S/ James C. Conboy, Jr.
                                           -------------------------------------
                                           James C. Conboy, Jr.
                                           President and Chief Operating Officer

                               10-Q EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION

EX-31          Certification of Chief Executive Officer pursuant to Section 302.

EX-31.2        Certification of Treasurer pursuant to Section 302.

EX-32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.