Form 10-Q
period 2003-09-30
CNB CORP /MI/
filed 2003-11-13
CIK 779125

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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



As of October 24, 2003 there were 1,185,192 shares of the issuer's common stock outstanding.

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)


                                                                           September 30,      December 31,
                                                                               2003              2002
ASSETS                                                                      (Unaudited)
Cash and due from banks                                                      $  6,819         $  7,026
Interest-bearing deposits with other
      financial institutions                                                    9,041            8,007
Federal funds sold                                                             13,350            7,700
                                                                             --------         --------
    Total cash and cash equivalents                                            29,210           22,733

Securities available for sale                                                  66,868           57,533
Securities held to maturity (market value of $5,312
     in 2003 and $5,755 in 2002)                                                5,199            5,615
Other securities                                                                6,302            6,252
Loans, net of allowance for loan losses of $1,615
     in 2003 and $1,669 in 2002                                               143,976          144,637
Premises and equipment, net                                                     3,835            3,442
Other assets                                                                    4,299            4,227
                                                                             --------         --------

        Total assets                                                         $259,689         $244,439
                                                                             ========         ========

LIABILITIES
Deposits
    Noninterest-bearing                                                      $ 38,610         $ 32,281
    Interest-bearing                                                          191,860          184,163
                                                                             --------         --------
           Total deposits                                                     230,470          216,444
Other liabilities                                                               3,283            3,258
                                                                             --------         --------
        Total liabilities                                                     233,753          219,702
                                                                             --------         --------


SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
  authorized; 1,185,192 and 1,188,372 shares issued
  and outstanding in 2003 and 2002                                              2,963            2,971
Additional paid-in capital                                                     18,083           18,240
Retained earnings                                                               4,170            2,529
Accumulated other comprehensive income, net of tax                                720              997
                                                                             --------         --------
    Total shareholders' equity                                                 25,936           24,737
                                                                             --------         --------

        Total liabilities and shareholders' equity                           $259,689         $244,439
                                                                             ========         ========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)


                                                       Three months ended                Nine months ended
                                                          September 30,                    September 30,
                                                      2003           2002               2003          2002

                                                                           (Unaudited)
INTEREST  INCOME
   Loans, including fees                           $  2,596       $  2,882           $  8,028      $  8,513
   Securities
      Taxable                                           400            554              1,313         1,798
      Tax exempt                                        211            216                657           688
   Interest on federal funds sold                        69             74                164           142
                                                   --------       --------           --------      --------
         Total interest income                        3,276          3,726             10,162        11,141

INTEREST EXPENSE ON DEPOSITS                            796          1,317              2,614         4,224
                                                   --------       --------           --------      --------

NET INTEREST INCOME                                   2,480          2,409              7,548         6,917

Provision for loan losses                                --             --                 --            --
                                                   --------       --------           --------      --------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                            2,480          2,409              7,548         6,917
                                                   --------       --------           --------      --------

NONINTEREST INCOME
   Service charges and fees                             250            282                714           764
   Net realized gains from sales of loans               232            217                709           408
   Loan servicing fees, net of amortization              (9)           (21)               (72)           19
   Other income                                         176             67                255           262
                                                   --------       --------           --------      --------
         Total noninterest income                       649            545              1,606         1,453

NONINTEREST EXPENSES
   Salaries and benefits                              1,004            924              2,951         2,672
   Occupancy                                            188            220                569           580
   Supplies                                              36             43                125           116
   Other expenses                                       412            327              1,263           902
                                                   --------       --------           --------      --------
         Total noninterest expenses                   1,640          1,514              4,908         4,270

INCOME BEFORE INCOME TAXES                            1,489          1,440              4,246         4,100

Income tax expense                                      391            419              1,181         1,141
                                                   --------       --------           --------      --------

NET INCOME                                         $  1,098       $  1,021           $  3,065      $  2,959
                                                   ========       ========           ========      ========

TOTAL COMPREHENSIVE INCOME                         $    836       $  1,257           $  2,788      $  3,205
                                                   ========       ========           ========      ========

Return on average assets (annualized)                  1.67%          1.66%              1.62%         1.66%
Return on average equity (annualized)                 17.02%         16.40%             16.00%        16.25%

Basic earnings per share                           $    .93       $    .86           $   2.58      $   2.48
Diluted earnings per share                         $    .92       $    .85           $   2.58      $   2.47


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)


                                                                          Nine months ended September 30,
                                                                                2003           2002
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                $  3,065       $  2,959
   Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation and amortization                                              729            481
       Loans originated for sale                                              (36,678)       (21,830)
       Proceeds from sales of loans originated for sale                        37,112         22,074
       Gain on sales of loans                                                    (709)          (408)
       Increase in other assets                                                    72           (559)
       Decrease in other liabilities                                               25            221
                                                                             --------       --------
           Total adjustments                                                      551            (21)
                                                                             --------       --------
              Net cash from operating activities                                3,616          2,938
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale                   24,227         15,246
   Purchase of securities available for sale                                  (34,415)       (17,189)
   Proceeds from maturities of securities held to maturity                      1,879          2,151
   Purchase of securities held to maturity                                     (1,463)          (699)
   Proceeds from maturities of other securities                                 1,285          2,700
   Purchase of other securities                                                (1,335)        (2,342)
   Net change in portfolio loans                                                  936         (9,306)
   Premises and equipment expenditures                                           (690)          (100)
                                                                             --------       --------
              Net cash from investing activities                               (9,576)        (9,539)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                    14,026         13,580
   Dividends paid                                                              (1,424)        (1,381)
   Proceeds from exercise of stock options                                          8           --
   Purchases of common stock                                                     (173)           (22)
                                                                             --------       --------
              Net cash from financing activities                               12,437         12,177


Net change in cash and cash equivalents                                         6,477          5,576
Cash and cash equivalents at beginning of year                                 22,733         16,847
                                                                             --------       --------
Cash and cash equivalents at end of period                                   $ 29,210       $ 22,423
                                                                             ========       ========
Cash paid during the period for:

   Interest                                                                  $  2,622       $  4,289
   Income taxes                                                              $  1,208       $  1,259



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

                                           For the three months        For the nine months
                                                 ending                      ending
                                              September 30,               September 30,

                                            2003        2002           2003         2002
                                          -------     -------         -------      ------
Net income as reported                    $ 1,098     $ 1,021         $ 3,065      $2,959
Proforma net income                         1,098       1,021           3,065       2,959
Reported earnings per share
      Basic                               $   .93     $   .86         $  2.58      $ 2.48
      Diluted                                 .92         .85            2.58        2.47
Proforma earnings per share
      Basic                               $   .93     $   .86         $  2.58      $ 2.48
      Diluted                                 .92         .85            2.58        2.47

There were no stock options granted during the three or nine months ended September 30, 2003 and 2002.

In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase. Stock options are used to reward certain officers and provide them with an additional equity interest. Options are issued for 10 year periods and have varying vesting schedules. Information about options available for grant and options granted follows:

                                                                          Weighted
                                                                          Average
                                      Available         Options           Exercise
                                      For Grant       Outstanding          Price
Balance at January 1, 2003             17,713           29,498         $   44.83
   Options exercised                       --             (264)            26.66
   Options granted                         --               --                --
                                       ------           ------
Balance at September 30, 2003          17,713           29,234             44.99
                                       ======           ======



At September 30, 2003 options outstanding had a weighted average remaining life of approximately 5.1 years. There were 29,234 options exercisable at September 30, 2003 with a weighted-average exercise price of $ 44.99.


Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and nine month period ending September 30, 2003 the weighted average shares outstanding in calculating basic earnings per share were 1,185,266 and 1,186,733 while the weighted average number of shares for diluted earnings per share were 1,188,609 and 1,189,910. For the three and nine month period ending September 30, 2002 the weighted average shares outstanding in calculating basic earnings per share were 1,193,062 and 1,193,156 while the weighted average number of shares for diluted earnings per share were 1,197,558 and 1,198,380.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the nine month period ending September 30, 2003.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents increased $6.5 million or 28.5%. During the nine months ending September 30, 2003, $3.6 million of cash was provided from operating activities. Investing activities utilized $9.6 million while financing activities provided $12.4 million in cash due to an increase in deposits for the period ending September 30, 2003.

SECURITIES

The securities portfolio increased $8.9 million or 14.1%, since December 31, 2002. Securities available for sale increased to 92.8% of total investments, up from 91.1% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                                          Gross           Gross
                                            Fair        Unrealized     Unrealized
                                            Value         Gains          Losses
                                           -------       -------        -------
Available for Sale
   SEPTEMBER 30, 2003
     U.S. Government agency                $37,741       $   398        $   (30)
     State and municipal                    29,127           731             (8)
                                           -------       -------        -------
                                           $66,868       $ 1,129        $   (38)
                                           =======       =======        =======


    DECEMBER 31, 2002
     U.S. Government agency                $26,989       $   687        $    --
     State and municipal                    30,544           866            (41)
                                           -------       -------        -------
                                           $57,533       $ 1,553        $   (41)
                                           =======       =======        =======

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:


                                                     Gross            Gross
                                    Carrying      Unrecognized     Unrecognized    Fair
                                     Amount           Gain           Loss          Value
SEPTEMBER 30, 2003
    State and municipal              $5,199         $  114         $   (1)         $5,312


DECEMBER 31, 2002
    State and municipal              $5,615         $  140         $   --          $5,755



The carrying amount and fair value of securities by contractual maturity at September 30, 2003 are shown below, in thousands of dollars.


                                   Available for sale        Held to Maturity

                                          Fair             Carrying       Fair
                                          Value             Amount        Value
                                       ---------           --------     --------
Due in one year or less                $  10,963           $    497     $    506
Due from one to five years                50,661              2,488        2,544
Due from five to ten years                 2,934                728          776
Due after ten years                        2,310              1,486        1,486
                                       ---------           --------     --------
                                       $  66,868           $  5,199     $  5,312
                                       =========           ========     ========



LOANS

Loans at September 30, 2003 decreased $661,000 from December 31, 2002. The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 2003 and December 31, 2002 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at September 30, 2003 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 10.4% of total loans.

                                                    September 30, 2003               December 31, 2002
                                                   Balance     % of total         Balance      % of total
                                                   -------     ----------         -------      ----------
Portfolio loans:
   Residential real estate                       $  90,404        62.09%        $  92,653         63.32%
   Consumer                                         10,235         7.03%           11,270          7.70%
   Commercial real estate                           35,741        24.55%           31,581         21.58%
   Commercial                                        9,226         6.33%           10,824          7.40%
                                                 -----------------------        ------------------------
                                                   145,606       100.00%          146,328        100.00%
   Deferred loan origination fees, net                 (15)                           (22)
   Allowance for loan losses                        (1,615)                        (1,669)
                                                 ---------                      ---------
   Loans, net                                    $ 143,976                      $ 144,637
                                                 =========                      =========



ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, follows:

                                                  2003          2002
                                                ---------     --------
Beginning balance                               $   1,669     $  1,667
Provision for loan losses                              --           --
Charge-offs                                           (65)         (38)
Recoveries                                             11           52
                                                ---------     --------
Ending balance                                  $   1,615     $  1,681
                                                =========     ========



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



                                                      September 30,    December 31,
                                                          2003            2002
                                                         (dollars in thousands)
Nonaccrual                                            $       --        $     --
Loans past due 90 days or more                               107             114
Troubled debt restructurings                                  --              --
                                                      ----------        --------
    Total nonperforming loans                         $      107        $    114
                                                      ==========        ========

Percent of total loans                                     0.07%           0.08%

DEPOSITS

Deposits at September 30, 2003 increased $14.0 million since December 31, 2002. The growth can be attributed to seasonal activity which allowed a $6.3 million increase in noninterest bearing deposits and $7.7 million increase in interest bearing deposits.


LIQUIDITY AND FUNDS MANAGEMENT

As of September 30, 2003, the Company had $13.4 million in federal funds sold, $66.9 million in securities available for sale and $497,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 35.0% of total deposits as of September 30, 2003.

Total equity of the Company at September 30, 2003 was $25.9 million compared to $24.7 million at December 31, 2002.


RESULTS OF OPERATIONS

CNB Corporation's 2003 net income for the first nine months was $3.1 million an increase of $106,000 compared to the same period in 2002. Basic earnings per share was $2.58 for the nine months ended 2003 and $2.48 for the same period in 2002. The return on average assets was 1.62% compared to 1.66% for 2002. The return on average equity was 16.00% compared to 16.25% for 2002.

Net income for the three months ending September 30, 2003 was $1.1 million compared to $1.0 million for the same period in 2002. This was an increase of $77,000 or 7.5%. Basic earnings per share was $0.93 compared to $0.86 for 2002. The return on average assets was 1.67% compared to 1.66% for 2002. The return on average equity was 17.02% compared to 16.40% for 2002.

For the first nine months of 2003, net interest income was $7.5 million, an increase of $631,000 or 9.1% compared to 2002 results. The Corporation experienced a decline in both interest income and interest expenses compared to 2002 results which can be attributed to a continuing decline in the rate environment. The decline in interest expense on deposits exceeded the decline in overall interest income which resulted in an overall increase in the net interest income. The Company reported a net interest margin of 4.22% for 2003 compared to 4.12% for 2002. Net interest income for the three month period ending September 30, 2003 was $2.5 million compared to $2.4 million for 2002. Again the decline in interest expense on deposits exceeded the decline in overall interest income.

Noninterest income for the nine month period ending September 30, 2003 was $1.6 million, an increase of $153,000 or 10.5% over the same period last year. This can be attributed to an increase in the net realized gain on the sale of loans as a result of increasing sales of mortgages to the secondary market. With an increase in mortgage rates this trend is not expected to continue throughout the rest of 2003. Also, during 2003 the Company realized income from life insurance proceeds amounting to $125,000 compared to $105,000 during 2002. Noninterest income for the three month period ending September 30, 2003 was $649,000 compared to $545,000 for 2002. The increase is due to $125,000 in life insurance proceeds that were recorded in the third quarter of 2003.

Noninterest expense for the nine month period ending September 30, 2003 was $4.9 million compared to $4.3 million for 2002. This is an increase of $638,000, or 14.9%. The increase can be attributed to the fact the Company continues to fund 100% of the employee's health insurance and to offer a defined benefit pension plan; both of these expenses account for $130,000 of the increase. In addition, there was an increase of $130,000 in employee wages from 2002 to 2003. For 2003, the Company changed the discount rate for calculation of the 1985 directors deferred compensation plan which account for $217,000 of the annual increase to noninterest expense.

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

                                           CNB Corporation
                                           -------------------------------------
                                                      (Registrant)


Date:  November 13, 2003                   /s/ Robert E. Churchill
                                           -------------------------------------
                                           Robert E. Churchill
                                           Chairman and Chief Executive Officer


Date:  November 13, 2003                   /s/ James C. Conboy, Jr.
                                           -------------------------------------
                                           James C. Conboy, Jr.
                                           President and Chief Operating Officer

                               10-Q EXHIBIT INDEX



EXHIBIT NO.                       DESCRIPTION

EX-31          Certification of Chief Executive Officer pursuant to Section 302.


EX-31.2        Certification of Treasurer pursuant to Section 302.

EX-32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.