Form 10-K
period 2003-12-31
CNB CORP /MI/
filed 2004-03-30
CIK 779125

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X____ No_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark if registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes_________ No____X_____

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $ 53,894,800.

As of March 17, 2004 there were outstanding 1,243,652 shares of the registrant's common stock, $ 2.50 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant's annual report to security holders for fiscal year ended December 31, 2003 are incorporated by reference in Part I and
Part II of this report, and specified portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 18, 2004 are incorporated by reference in Part III of this report.

         PART I


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

The Bank's lending function provides a full range of loan products. These include real estate mortgages, secured and unsecured commercial and consumer loans, check credit loans, lines of credit, home equity loans and construction financing. The Bank also participates in specialty loan programs through the Michigan State Housing Development Authority, Small Business Administration, Federal Home Loan Mortgage Corporation, Farm Service Agency and Mortgage Guaranty Insurance Corporation. Through correspondent relationships, the Bank also makes available credit cards and student loans. The Bank's loan portfolio is over 62% residential real estate mortgages on both primary and secondary homes. The borrower base is very diverse and loan to value ratios are generally 80% or less. The commercial loan portfolio accounts for approximately 6% of total loans. Agricultural lending is minimal and secured by real estate. Construction lending is predominately residential, with only an occasional "spec" home or commercial building. Unsecured lending is very limited and personal guarantees are required on most commercial loans.

The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold its long term fixed rate residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation (FHLMC). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled approximately $ 61 million at December 31, 2003.

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

As of December 31, 2003, the Bank employed 67 full-time and 17 part-time employees. This compares to 68 full-time and 15 part-time employees as of December 31, 2002. Neither the Company or CNB Mortgage Corporation have any full-time employees. Their operation and business are carried out by officers and employees of the Bank who are not compensated by the Company.

SECURITIES

The year end fair values and related gross unrealized gains and losses for securities available for sale, were as follows:

AVAILABLE FOR SALE                                       Gross          Gross
                                          Fair        Unrealized      Unrealized
                                          Value          Gains          Losses
                                         -------        -------         -------
                                                   (In thousands)
2003
     U.S. government and agency          $48,802        $   363         $   (28)
     State and municipal                  26,915            638              (8)
                                         -------        -------         -------
                                         $75,717        $ 1,001         $   (36)
                                         =======        =======         =======
2002
     U.S. government and agency          $26,989        $   687             $ -
     State and municipal                  30,544            866             (41)
                                         -------        -------         -------
                                         $57,533        $ 1,553         $   (41)
                                         =======        =======         =======
2001
     U.S. government and agency          $33,057        $   986             $ -
     State and municipal                  28,061            432             (53)
                                         -------        -------         -------
                                         $61,118        $ 1,418         $   (53)
                                         =======        =======         =======


The year end carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

HELD TO MATURITY                             Gross          Gross
                              Carrying    Unrecognized   Unrecognized     Fair
                               Amount        Gains         Losses         Value
                               ------        -----         ------         -----
                                                (In thousands)
2003
     State and municipal       $4,892        $  117        $    -         $5,009
                               ======        ======        ======         ======

2002
     State and municipal       $5,615        $  140        $    -         $5,755
                               ======        ======        ======         ======

2001
     State and municipal       $7,168        $  132        $ (186)        $7,114
                               ======        ======        ======         ======

Scheduled maturities of the fair value of securities available for sale and the carrying amount of held to maturity securities at December 31, 2003, were as follows:

                                         Due in         Due from         Due from             Due
                                        one year         one to          five to           after ten
                                         or less       five years       ten years            years             Total
                                         -------       ----------       ---------            -----             -----
                                                                    (Dollars in thousands)
U.S. Government and agencies           $     3,055       $  45,747           $    -             $    -          $ 48,802
State and municipal                          8,257          17,463             2,300              3,787           31,807
                                       -----------    ------------   ---------------    ---------------   --------------
                                       $    11,312       $  63,210           $ 2,300            $ 3,787         $ 80,609
                                       ===========    ============   ===============    ===============   ==============

Yield                                         3.93%           2.96%             4.04%              3.27%            3.14%

LOANS

The following is a summary of loans at December 31:

                                              2003             2002               2001             2000             1999
                                              ----             ----               ----             ----             ----
                                                                            (In thousands)

Residential real estate                       $ 89,042          $ 92,653          $  84,588         $ 77,823        $  71,709
Consumer                                         9,660            11,270             11,767           12,155           10,891
Commercial real estate                          35,258            31,581             26,536           26,571           24,810
Commercial                                       9,540            10,824             11,912           11,193           11,939
                                          -------------   ---------------    ---------------   --------------  ---------------
                                               143,500           146,328            134,803          127,742          119,349
Deferred loan origination fees, net                (15)              (22)               (30)             (41)             (58)
Allowance for loan losses                       (1,575)           (1,669)            (1,667)          (1,652)          (1,583)
                                          -------------   ---------------    ---------------   --------------  ---------------
                                              $141,910          $144,637          $ 133,106         $126,049        $ 117,708
                                          =============   ===============    ===============   ==============  ===============

Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding excluding residential real estate and consumer loans at December 31, 2003, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity of changes in interest rates.

                                                                          Total
                                                                          -----
                                                                      (In thousands)
In one year or less                                                         $ 14,832
After one year but within five years
     Interest rates are floating or adjustable                                 4,248
     Interest rates are fixed or predetermined                                17,088
After five years
     Interest rates are floating or adjustable                                 2,953
     Interest rates are fixed or predetermined                                 5,677
                                                                      ---------------
                                                                            $ 44,798
                                                                      ===============


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

                                                  2003             2002               2001             2000             1999
                                                  ----             ----               ----             ----             ----
                                                             (Dollars in thousands)
Balance at the beginning of the period           $  1,669          $  1,667           $  1,652         $  1,583         $  1,518

Less Charge-offs:

     Residential real estate                            8                 -                  -                -                -
     Consumer                                          98                49                 84               86               40
     Commercial real estate                             -                 -                  -                -                -
     Commercial                                         -                 1                  3                -                3
                                             -------------   ---------------    ---------------   --------------  ---------------
Total charge-offs                                     106                50                 87               86               43
                                             -------------   ---------------    ---------------   --------------  ---------------

Recoveries:

     Residential real estate                            1                 -                  3               14                1
     Consumer                                          11                52                 15               28                7
     Commercial real estate                             -                 -                  -                2                -
     Commercial                                         -                 -                  1                1                -
                                             -------------   ---------------    ---------------   --------------  ---------------
Total recoveries                                       12                52                 19               45                8
                                             -------------   ---------------    ---------------   --------------  ---------------
Provision charged to expense                            -                 -                 83              110              100
                                             -------------   ---------------    ---------------   --------------  ---------------
Allowance for loan losses,
     end of period                               $  1,575          $  1,669           $  1,667         $  1,652         $  1,583
                                             =============   ===============    ===============   ==============  ===============


Total loans outstanding at
     end of period                               $143,500          $146,328          $ 134,803         $127,742        $ 119,349

Average total loans outstanding
     for the year                                $146,330          $143,840          $ 128,913         $124,732        $ 114,042

Ratio of net charge-offs to
     daily average loans outstanding                0.06%             0.00%              0.05%            0.03%            0.03%

Ratio of net charge-offs to
     total loans outstanding                        0.07%             0.00%              0.05%            0.03%            0.03%


The allocation of the allowance for loan losses for the years ended December 31 is:

                                  Residential                     Commercial
                                  Real Estate     Consumer       Real Estate         Commercial       Unallocated        Total
                                  -----------     --------       -----------         ----------       -----------        -----
                                                                     (Dollars in thousands)
2003 Allowance amount                $258             $48               $88                $49           $1,132           $1,575
% of Total loans                     62.1%            6.7%             24.6%               6.6%                            100.0%

2002 Allowance amount                $244             $32               $79                $45           $1,269           $1,669
% of Total loans                     61.8%            7.7%             23.1%               7.4%                            100.0%

2001 Allowance amount                $219             $44               $65                $30           $1,309           $1,667
% of Total loans                     62.8%            8.7%             19.7%               8.8%                            100.0%

2000 Allowance amount                $218             $79               $67                $64           $1,224           $1,652
% of Total loans                     60.9%            9.5%             20.8%               8.8%                            100.0%

1999 Allowance amount                $224             $35               $77                $29           $1,218           $1,583
% of Total loans                     60.1%            9.1%             20.8%              10.0%                            100.0%

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

The following is a summary of nonaccrual, past due and restructured loans as of December 31:

                                                  2003             2002               2001             2000             1999
                                                  ----             ----               ----             ----             ----
                                                                                 (In thousands)
Nonaccrual loans                                     $   -             $   -              $   -            $ 181            $ 181
Loans past due 90 days or more                         408               114                647               81               59
Troubled debt restructurings                             -                 -                  -                -                -
                                              -------------   ---------------    ---------------   --------------  ---------------
                                                     $ 408             $ 114              $ 647            $ 262            $ 240
                                              =============   ===============    ===============   ==============  ===============


DEPOSITS

The following table presents the remaining maturity of time deposits individually exceeding $ 100,000 at December 31, 2003. Dollars are reported in thousands.


Up to 3 Months                 $ 1,078
3 to 6 Months                    2,619
7 to 12 Months                   7,447
Over 12 Months                   4,409
                           ------------
                               $15,553
                           ============


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


An analysis of the Company's regulatory capital requirements at December 31, 2003 is presented on page 23 of the Registrant's 2003 Annual Report in Note 14 Regulatory Capital to the Company's consolidated financial statements, which is incorporated herein by reference.


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


ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders during the fourth quarter of 2003.

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

The information detailing the range of high and low bid information for the Company's common stock and cash dividends declared for each full quarterly period within the two most recent fiscal years can be found under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2003, which is hereby incorporated by reference.

The information which indicates the amount of common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 8 on page 18 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2003, which is hereby incorporated by reference.

There are no public offerings pending.

There are approximately 907 shareholders of record of the common stock of the Company as of January 31, 2004.

During 2003, the Company declared regular dividends of $ 1.53 per share plus a special dividend of $ .57 per share. In 2002, the Company declared regular dividends of $ 1.47 plus a special dividend of $ .57. These per share statistics have been restated to reflect the 5% stock dividend paid March 12, 2004. The information detailing the cash dividends declared within the two most recent fiscal years can be found under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2003, which is hereby incorporated by reference. These have resulted in a dividend payout ratio averaging 65.5% for the past three years.

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


ITEM 6-SELECTED FINANCIAL DATA.

The information required by this item is included on Page 1 under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2003, which is hereby incorporated by reference.


ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information required by this item is included on pages 28 through 39 of the Company's Annual

Report to Shareholders for the fiscal year ended December 31, 2003, which is hereby incorporated by reference.

ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included on pages 32 through 33 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2003, which is hereby incorporated by reference.


ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information is included on pages 2 through 26 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2003, which is hereby incorporated by reference.


ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A-CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the "Evaluation Date") an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Treasurer who serves as our Chief Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Treasurer have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that material information relating to the Company known to others within the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.


There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

         PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The disclosure required by this item is included under Code of Ethics in the Company's proxy statement for the annual meeting of shareholders scheduled for May 18, 2004, which is hereby incorporated by reference.

Certain information required by this item is included under the caption "Information About Director Nominees" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 18, 2004, which is hereby incorporated by reference.

Information about the executive officers of the Corporation is set forth below.

Name and Age                                          Position
------------                                          --------
Robert E. Churchill, 63                               Chairman and Chief Executive Officer of the Corporation and
                                                      Citizens National Bank of Cheboygan.  Mr. Churchill has
                                                      been an officer of the Corporation since its inception in
                                                      1985 and an employee of the Bank since 1975.  He has
                                                      been in his current position for more than 15 years.

James C. Conboy, Jr., 56                              President and Chief Operating Officer of the Corporation and
                                                      Citizens National Bank of Cheboygan.  Mr. Conboy joined the
                                                      Corporation and the Bank during 1998.  He has been in his
                                                      current position for more than 5 years.

Susan A. Eno, 49                                      Executive Vice President of the Corporation; Executive Vice
                                                      President and Cashier of Citizens National Bank of Cheboygan.
                                                      Ms. Eno has been an officer of the Corporation since 1996 and an employee of the Bank since 1971.  She has been in her current position for more than 7 years.

Douglas W. Damm, 50                                   Senior Vice President of the Corporation and
                                                      Citizens National Bank of Cheboygan.  Mr. Damm
                                                      has been an officer of the Corporation since 2003
                                                      and an employee of the Bank since 1987.  He has been
                                                      in his current position for more than 16 years.

John F. Ekdahl, 53                                    Senior Vice President of the Corporation and
                                                      Citizens National Bank of Cheboygan.  Mr. Ekdahl
                                                      has been an officer of the Corporation since 1993
                                                      and an employee of the Bank since 1987.  He has
                                                      been in his current position for more than 10 years.

John P. Ward, 67                                      Secretary of the Corporation.  Mr. Ward retired from
                                                      the Bank during 1998.

Irene M. English, 44                                  Treasurer of the Corporation; Vice President and
                                                      Controller of Citizens National Bank of Cheboygan.
                                                      Ms. English was appointed an officer of the Corporation
                                                      during 1998 and has been an employee of the Bank
                                                      since 1985.

ITEM 11-EXECUTIVE COMPENSATION.

The information required by this item is included under the caption "Compensation of Executive Officers" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 18, 2004, which is hereby incorporated by reference.


ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the caption "Ownership of Common Stock" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 18, 2004, which is hereby incorporated by reference.

The information required by this item is included under the caption "Equity Compensation Plan Information" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 18, 2004, which is hereby incorporated by reference.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under the caption "Certain Relationships and Related Transactions" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 18, 2004, which is hereby incorporated by reference.


ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is included under the caption "Independent Auditors" of the Company's proxy statement for the Annual Meeting of Shareholders scheduled for May 18, 2004, which is hereby incorporated by reference.





         PART IV


ITEM 15-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements. The following financial statements, notes to financial statements and independent auditor's report of CNB Corporation and its subsidiary are incorporated by reference in
             Item 8 of this report:

             Consolidated Balance Sheets-December 31, 2003 and 2002.

             Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001.

             Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001.

             Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

             Notes to Consolidated Financial Statements.

             Independent Auditor's Report dated February 12, 2004.


             (2) Financial Statement Schedules. Not applicable

             (3) Exhibits.

                 (3a) Articles of Incorporation. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

                 (3b) By-laws. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

                 (11) Statement regarding computation per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 2003, which is hereby incorporated by reference.

                 (13) Annual report to shareholders for the year ended December 31, 2003. (filed herewith).

                 (21) Subsidiaries of the Company. (filed herewith).

                 (23) Consent of Independent Auditors. (filed herewith).

                 (31.1) Certification of Chief Executive Officer

                 (31.2) Certification of Chief Financial Officer

                 (32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last calendar quarter of the year covered by this report.

     (c)         See Item 15(a) (3)

     (d)         Financial Statement Schedules. Not applicable.

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CNB CORPORATION
                                            (Registrant)

Date March 25, 2004


/s/ Robert E. Churchill
---------------------------------------
Robert E. Churchill
Chairman and Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2003.



/s/ Steven J. Baker                          /s/ Thomas J. Ellenberger                      /s/ John P. Ward
--------------------------------------       ----------------------------------             ----------------------------------
Steven J. Baker                              Thomas J. Ellenberger                          John P. Ward
Director                                     Director                                       Director
                                                                                            Secretary

/s/ Robert E. Churchill                      /s/ Vincent J. Hillesheim                      /s/ Susan A. Eno
--------------------------------------       ----------------------------------             ----------------------------------
Robert E. Churchill                          Vincent J. Hillesheim                          Susan A. Eno
Director                                     Director                                       Executive Vice President
Chairman and Chief Executive Officer
(Principal Executive Officer)


/s/ James C. Conboy, Jr.                     /s/ John L. Ormsbee                            /s/ Douglas W. Damm
--------------------------------------       ----------------------------------             ----------------------------------
James C. Conboy, Jr.                         John L. Ormsbee                                Douglas W. Damm
Director                                     Director                                       Senior Vice President
President and Chief Operating Officer



/s/ Kathleen M. Darrow                       /s/ Francis J. VanAntwerp, Jr.                 /s/ John F. Ekdahl
--------------------------------------       ----------------------------------             ----------------------------------
Kathleen M. Darrow                           Francis J. VanAntwerp, Jr.                     John F. Ekdahl
Director                                     Director                                       Senior Vice President



                                                                                            /s/ Irene M. English
                                                                                            ----------------------------------
                                                                                            Irene M. English
                                                                                            Treasurer
                                                                                            (Principal Financial Officer and
                                                                                            Principal Accounting Officer)

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

   (13) Annual report to shareholders for the year ended December 31, 2003. (filed herewith).

   (21)           Subsidiaries of the Company. (filed herewith).

   (23)           Consent of Independent Auditors. (filed herewith).

  (31.1)          Certification of Chief Executive Officer

  (31.2)          Certification of Chief Financial Officer

  (32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.