Form 10-Q
period 2004-03-31
CNB CORP /MI/
filed 2004-05-17
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Yes                            No (X)


As of April 26, 2004 there were 1,247,282 shares of the issuer's common stock outstanding.

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands,except per share data)

                                                                March 31,      December 31,
                                                                  2004             2003
ASSETS                                                         (Unaudited)
Cash and due from banks                                         $  5,435         $  6,308
Interest-bearing deposits with other financial institutions        1,064            2,057

Federal funds sold                                                 2,250            8,700
                                                                --------         --------
    Total cash and cash equivalents                                8,749           17,065

Securities available for sale                                     78,546           75,717
Securities held to maturity (market value of $4,737
    in 2004 and $5,009 in 2003)                                    4,627            4,892
Other securities                                                   6,382            6,312
Loans, held for sale                                               1,702              468
Loans, net of allowance for loan losses of $1,546
    in 2004 and $1,575 in 2003                                   142,521          141,442
Premises and equipment, net                                        4,335            4,084
Other assets                                                       4,577            4,426
                                                                --------         --------

        Total assets                                            $251,439         $254,406
                                                                ========         ========


LIABILITIES
Deposits
    Noninterest-bearing                                         $ 31,708         $ 36,062
    Interest-bearing                                             190,224          188,852
                                                                --------         --------
           Total deposits                                        221,932          224,914
Other liabilities                                                  3,930            4,354
                                                                --------         --------
        Total liabilities                                        225,862          229,268
                                                                --------         --------


SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
  authorized; and 1,247,282 and 1,243,939 shares issued
  and outstanding in 2004 and 2003                                 3,118            3,110
Additional paid-in capital                                        21,021           20,932
Retained earnings                                                    969              783
Accumulated other comprehensive income, net of tax                   469              313
                                                                --------         --------
    Total shareholders' equity                                    25,577           25,138
                                                                --------         --------

        Total liabilities and shareholders' equity              $251,439         $254,406
                                                                ========         ========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                                          Three months ended
                                                               March 31,
                                                          2004           2003
                                                              (Unaudited)
INTEREST INCOME
    Loans, including fees                               $ 2,415        $ 2,728
    Securities
        Taxable                                             441            469
        Tax exempt                                          187            230
    Interest on federal funds sold                           28             49
                                                        -------        -------
                   Total interest income                  3,071          3,476

INTEREST EXPENSE ON DEPOSITS                                756            942
                                                        -------        -------

NET INTEREST INCOME                                       2,315          2,534

Provision for loan losses                                    --             --
                                                        -------        -------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                          2,315          2,534
                                                        -------        -------

NONINTEREST INCOME
    Service charges and fees                                227            234
    Net realized gains from sales of loans                   62            203
    Loan servicing fees, net of amortization                 33            (30)
    Other income                                             61             40
                                                        -------        -------
                 Total noninterest income                   383            447

NONINTEREST EXPENSES
    Salaries and benefits                                 1,011            975
    Occupancy                                               202            196
    Other expenses                                          408            467
                                                        -------        -------
                 Total noninterest expense                1,621          1,638

INCOME BEFORE INCOME TAXES                                1,077          1,343

Income tax expense                                          304            354
                                                        -------        -------

NET INCOME                                              $   773        $   989
                                                        =======        =======

TOTAL COMPREHENSIVE INCOME                              $   929        $   909
                                                        =======        =======

Return on average assets (annualized)                      1.22%          1.58%
Return on average equity (annualized)                     12.12%         15.70%

Basic earnings per share                                $   .62        $  0.79
Diluted earnings per share                              $   .62        $  0.79

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)


                                                                Three months ended March 31,
                                                                    2004           2003
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                     $    773       $    989
   Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation and amortization                                   300            211
       Loans originated for sale                                    (4,195)        (9,646)
       Proceeds from sales of loans originated for sale              3,001          9,777
       Gain on sales of loans                                          (62)          (203)
       Decrease (increase)in other assets                             (208)           180
       Decrease in other liabilities                                   263             72
                                                                  --------       --------
           Total adjustments                                          (901)           391
                                                                  --------       --------
              Net cash from operating activities                      (128)         1,380

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale         7,618          6,877
   Purchase of securities available for sale                       (10,408)       (13,355)
   Proceeds from maturities of securities held to maturity             265            410
   Purchase of securities held to maturity                              --             --
   Proceeds from maturities of other securities                         40            320
   Purchase of other securities                                       (110)          (600)
   Net change in portfolio loans                                    (1,079)        (1,266)
   Premises and equipment expenditures                                (355)           (20)
                                                                  --------       --------

              Net cash from investing activities                    (4,029)        (7,634)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase(decrease) in deposits                               (2,982)         1,366
   Dividends paid                                                   (1,186)        (1,188)
   Net proceeds from exercise of stock options                          24              1
   Purchases of common stock                                           (15)            (8)
                                                                  --------       --------
              Net cash from financing activities                    (4,159)           171

Net change in cash and cash equivalents                             (8,316)        (6,083)

Cash and cash equivalents at beginning of year                      17,065         22,733
                                                                  --------       --------

Cash and cash equivalents at end of period                        $  8,749       $ 16,650
                                                                  ========       ========

Cash paid during the period for:

   Interest                                                       $    749       $  1,451
   Income taxes                                                   $    382       $    323

See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation. All significant intercompany accounts and transactions are eliminated in consolidation. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 2003.

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

                                                           2004           2003
                                                           ----           ----
Net income as reported                                   $    773       $    989
Deduct: Stock based compensation
  expense determined under
  fair value method                                           (11)            --
                                                         --------       --------
Proforma net income                                           762            989

      Basic earnings per share as reported               $   0.62       $   0.79
      Proforma basic earnings per share                      0.61           0.79


      Diluted earnings per share as reported                 0.62           0.79
      Proforma diluted earnings per share                    0.61           0.79


There were no stock options granted during the three months ended March 31, 2004 and 2003.

In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase. Stock options are used to reward certain officers and provide them with an additional equity interest. Options are issued for 10 year periods and have varying vesting schedules. Information about options available for grant and options granted follows:

                                                                         Weighted
                                                                          Average
                                               Available     Options     Exercise
                                               For Grant   Outstanding     Price
Balance at December 31, 2003                     9,952       39,342       $44.10
   Options exercised                                --       (8,173)       31.24
   Options issued                                   --           --           --
                                                 -----       ------
Balance at March 31, 2004                        9,952       31,169       $47.48
                                                 =====       ======



At March 31, 2004 options outstanding had a weighted average remaining life of approximately 5.9 years. There were 22,507 options exercisable at March 31, 2004 with a weighted-average exercise price of $ 47.07.

There have been no significant changes in the Company's critical accounting policies since December 31, 2003.

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three month period ending March 31, 2004 the weighted average shares outstanding in calculating basic earnings per share were 1,244,405 while the weighted average number of shares for diluted earnings per share were 1,250,706. As of March 31, 2004 there were 10,976 shares not considered in the earnings per share calculation because they were antidilutive. For the three month period ending March 31, 2003 the weighted average shares outstanding in calculating basic earnings per share were 1,247,727 while the weighted average number of shares for diluted earnings per share were 1,250,878.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three month period ending March 31, 2004.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents decreased $8.3 million or 48.7%. During the period ending March 31, 2004, $128,000 in cash was utilized by operating activities. Investing activities utilized $ 4.0 million during the three months ended March 31, 2004 and financing activities utilized $4.2 million due to a decrease in deposits and payments of cash dividends.

SECURITIES

The securities portfolio increased $2.6 million or 3.0%, since December 31, 2003. The available for sale portfolio increased to 87.7% of the investment portfolio up from 87.1% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                                         Gross           Gross
                                           Fair        Unrealized      Unrealized
                                          Value          Gains           Losses
                                          -----          -----           ------
Available for Sale
   MARCH 31, 2004
     U.S. Government agency              $52,338        $   594         $    --
     State and municipal                  26,208            607              (1)
                                         -------        -------         -------
                                         $78,546        $ 1,201         $    (1)
                                         =======        =======         =======


   DECEMBER 31, 2003
     U.S. Government agency              $48,802        $   363         $   (28)
     State and municipal                  26,915            638              (8)
                                         -------        -------         -------
                                         $75,717        $ 1,001         $   (36)
                                         =======        =======         =======

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

                                                     Gross                        Gross
                                       Carrying  Unrecognized     Unrecognized    Fair
                                        Amount       Gains           Losses       Value
                                        ------       -----           ------       -----
Held to Maturity
    MARCH 31, 2004
            State and municipal         $4,627      $  110           $   --      $4,737
                                        ======      ======           ======      ======


    DECEMBER 31, 2003
            State and municipal         $4,892      $  117           $   --      $5,009
                                        ======      ======           ======      ======


The carrying amount and fair value of securities by contractual maturity at March 31, 2004 are shown below, in thousands of dollars.

                                    Available for sale      Held to Maturity
                                           Fair          Carrying          Fair
                                           Value          Amount           Value
                                           -----          ------           -----
Due in one year or less                  $14,286         $   723         $   727
Due from one to five years                60,501           2,113           2,193
Due from five to ten years                 1,436             344             371
Due after ten years                        2,323           1,447           1,446
                                         -------         -------         -------
                                         $78,546         $ 4,627         $ 4,737
                                         =======         =======         =======

LOANS

Loans at March 31, 2004 increased $ 2.3 million from December 31, 2003. The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 2004 and December 31, 2003 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at March 31, 2004 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 11.2% of total loans.

                                              March 31, 2004                       December 31, 2003
                                         Balance          % of total         Balance             % of total
                                         -------          ----------         -------             ----------
Portfolio loans:
   Residential real estate              $  87,525            60.75%         $  88,574               61.93%
   Consumer                                 9,284             6.44%             9,660                6.75%
   Commercial real estate                  37,718            26.18%            35,258               24.65%
   Commercial                               9,554             6.63%             9,540                6.67%
                                        ---------           ------          ---------              ------
                                          144,081           100.00%           143,032              100.00%
   Deferred loan origination fees, net        (14)                                (15)

   Allowance for loan losses               (1,546)                             (1,575)
                                        ---------                           ---------
   Loans, net                           $ 142,521                           $ 141,442
                                        =========                           =========

ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, follows:

                                                       2004               2003
                                                     -------            -------
Beginning balance                                    $ 1,575            $ 1,669
Provision for loan losses                                 --                 --
Charge-offs                                              (30)               (22)
Recoveries                                                 1                  2
                                                     -------            -------
Ending balance                                       $ 1,546            $ 1,649
                                                     =======            =======


The Company had no impaired loans during 2004 and 2003.

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

                                                        March 31,      December 31,
                                                           2004            2003
                                                          (dollars in thousands)
Nonaccrual                                                $ 211           $  --
Loans past due 90 days or more                              193             408
Troubled debt restructurings                                                 --
                                                           ----            ----
    Total nonperforming loans                              $404            $408
                                                           ====            ====
Percent of total loans                                     0.28%           0.29%

DEPOSITS

Deposits at March 31, 2004 decreased $ 3.0 million or 1.3% since December 31, 2003. Interest-bearing deposits increased $ 1.4 million or .7% for the three months ended March 31, 2004, while noninterest-bearing deposits decreased $ 4.4 million or 12.1%.

LIQUIDITY AND FUNDS MANAGEMENT

As of March 31, 2004, the Company had $ 2.3 million in federal funds sold, $
78.5 million in securities available for sale and $ 723,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 36.8% of total deposits as of March 31, 2004.

Total equity of the Company at March 31, 2004 was $ 25.6 million compared to $25.1 million at December 31, 2003.

RESULTS OF OPERATIONS

CNB Corporation's 2004 net income for the first three months was $ 773,000 a decrease of $ 216,000 compared to 2003 results. This decrease can be partially attributed to a decline in interest income due to the low rate environment. Also, the decrease can be attributed to the decline in refinance activity and the resulting decline of gains on the sale of loans the Company experienced at March 31, 2004 compared to March 31, 2003. Basic earnings per share and diluted earnings per share were $0.62 per share for 2004 compared to $0.79 for 2003. The return on assets was 1.22% for the first three months of the year versus 1.58% for the same period in 2003. The return on equity was 12.12% compared to 15.70% for the same period last year.

For the first three months of 2004, net interest income was $ 2.3 million representing a decrease of 8.6% from the same period in 2003. This decrease can be attributed to a greater decline in interest income compared to interest expense for the first three months of 2004. Net interest margin decreased to 3.84% for the quarter ending March 31, 2004 compared to 4.32% for the period ending March 31, 2003. This change can be attributable to a decline in overall interest rates from 2003 to 2004.

Noninterest income for the three months ending March 31, 2004 was $ 383,000 a decrease of $ 64,000 or 14.3% from the same period last year. This decrease can be attributed to a decline in the number of loans sold to the secondary market which in turn decreased the gain on sale of loans received. Noninterest expense for the first three months of 2003 was $ 1.6 million, the same as 2003. The decline in the income tax expense for the Company during the first three months of 2004 compared to 2003 resulted from lower income before tax and from a decline in tax exempt interest income which increased the effective tax rate by 2% compared to 2003.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for the financial instruments held by the Company is interest rate risk. That is, the risk that a change in market rates will adversely affect the market value of the instruments. Generally, the longer the maturity, the higher the interest rate risk exposure. While maturity information does not necessarily present all aspects of exposure, it may provide an indication of where risks are prevalent.

All financial institutions assume interest rate risk as an integral part of normal operations. Managing and measuring interest rate risk is a dynamic, multi-faceted process that ranges from reducing the exposure of the Company's net interest margin to swings in interest rates, to assuring sufficient capital and liquidity to support future balance sheet growth. The Company manages interest rate risk through the Asset Liability Committee. The Asset Liability Committee is comprised of bank officers from various disciplines. The Committee reviews policies and establishes rates which lead to prudent investment of resources, the effective management of risks associated with changing interest rates, the maintenance of adequate liquidity, and the earning of an adequate return of shareholders' equity.

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2003 Management Discussion and Analysis appearing in the December 31, 2003 10K.

ITEM 4-CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed summarized and reported within required time periods. Our Chief Executive Officer and Treasurer, who serves as the Company's CFO have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Corporation which is required to be included in our periodic reports filed under the Exchange Act.

There have been no changes in the Corporation's internal controls over financial reporting that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

None

ITEM 2-CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

PERIOD

                                                      Total                Approximate
                                                      number               dollar value
                                                      of shares            of shares
                         Total          Average       purchased            that may
                         number of      price         as part of publicly  be purchased
                         shares         paid per      announced            under the plans
                         purchased      share         plans or programs    or programs
January, 2004              None

February, 2004              187         $  51.00              187             $572,707

March, 2004                 100         $  51.00              100             $567,607

Total                       287         $  51.00              287             $567,607



The Company adopted a Stock Redemption Program on November 14, 2002 with the provision that it would remain in effect for six months or until $1 million had been expended on the purchase of common stock, whichever shall occur first. The Company extended the program in May 2003 until November 2003. The Company reinstated the program on December 24, 2003 and it will remain in effect until the $1 million originally allocated for common stock purchases is met. As of March 31, 2004, the Company has $ 567,607 remaining to purchase stock.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5-OTHER INFORMATION

Robert E. Churchill retired as chief executive officer of Citizens National Bank effective May 1, 2004. His retirement, which was for health reasons, was regretfully acknowledged by the board of directors on April 8,

2004. Mr. Churchill continues as chairman of the board of the bank and chairman and chief executive officer of CNB Corporation. James C. Conboy, Jr., president of the bank was appointed the bank's chief executive officer effective May 1, 2004. Mr. Conboy joined Citizens National Bank in 1998 as president and chief operating officer and executive vice president of CNB Corporation. Mr. Conboy has been on the Company's board of directors since its inception in 1985 and on the bank's board of directors since 1983. Prior to 1998, he practiced law with the firm of Bodman, Longley and Dahling, LLP where his practice was concentrated on the law of financial institutions.

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




                                          CNB Corporation
                                          ------------------------------
                                                  (Registrant)




                                          /s/ Robert E. Churchill
Date: May 13, 2004
                                          ------------------------------
                                          Robert E. Churchill

                                          Chairman and Chief Executive Officer

                                          /s/ James C. Conboy, Jr.
Date: May 13, 2004
                                          ------------------------------------
                                          James C. Conboy, Jr.
                                          President and Chief Operating Officer

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------              -----------

31.1           Certification of President and Chief Executive Officer

31.2           Certification of Chief Financial Officer

32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002