Form 10-Q
period 2004-06-30
CNB CORP /MI/
filed 2004-08-13
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

As of July 27, 2004 there were 1,238,366 shares of the issuer's common stock outstanding.

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

                                                                              June 30,       December 31,
                                                                               2004              2003
                                                                            (Unaudited)
ASSETS
Cash and due from banks                                                     $     7,237      $      6,308
Interest-bearing deposits with other
           financial institutions                                                 5,567             2,057
Federal funds sold                                                                4,900             8,700
                                                                            -----------      ------------
    Total cash and cash equivalents                                              17,704            17,065
Securities available for sale                                                    79,731            75,717
Securities held to maturity (market value of $5,632
    in 2004 and $5,009 in 2003)                                                   5,613             4,892
Other securities                                                                  6,491             6,312
Loans, held for sale                                                                483               468
Loans, net of allowance for loan losses of $1,473
    in 2004 and $1,575 in 2003                                                  139,764           141,442
Premises and equipment, net                                                       4,571             4,084
Other assets                                                                      5,110             4,426
                                                                            -----------      ------------
        Total assets                                                        $   259,467      $    254,406
                                                                            ===========      ============
LIABILITIES
Deposits
    Noninterest-bearing                                                     $    40,056      $     36,062
    Interest-bearing                                                            191,043           188,852
                                                                            -----------      ------------
           Total deposits                                                       231,099           224,914
Other liabilities                                                                 3,882             4,354
                                                                            -----------      ------------
        Total liabilities                                                       234,981           229,268
                                                                            -----------      ------------
SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares authorized; 1,240,093 and
  1,243,939 shares issued and outstanding in 2004 and 2003                        3,100             3,110
Additional paid-in capital                                                       20,663            20,932
Retained earnings                                                                 1,206               783
Accumulated other comprehensive income(loss), net of tax                           (483)              313
                                                                            -----------      ------------
    Total shareholders' equity                                                   24,486            25,138
                                                                            -----------      ------------
        Total liabilities and shareholders' equity                          $   259,467      $    254,406
                                                                            ===========      ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                              Three months ended        Six months ended
                                                   June 30,                  June 30,
                                               2004        2003         2004          2003
                                                              (Unaudited)
INTEREST  INCOME
   Loans, including fees                     $   2,415  $    2,704  $      4,830  $       5,432
   Securities
      Taxable                                      468         444           909            913
      Tax exempt                                   168         216           355            446
   Interest on federal funds sold                   22          46            50             95
                                             ---------  ----------  ------------  -------------
         Total interest income                   3,073       3,410         6,144          6,886

INTEREST EXPENSE ON DEPOSITS                       714         876         1,470          1,818
                                             ---------  ----------  ------------  -------------
NET INTEREST INCOME                              2,359       2,534         4,674          5,068

Provision for loan losses                            -           -             -              -
                                             ---------  ----------  ------------  -------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                       2,359       2,534         4,674          5,068
                                             ---------  ----------  ------------  -------------
NONINTEREST INCOME
   Service charges and fees                        245         230           472            464
   Net realized gains from sales of loans          125         274           187            477
   Loan servicing fees, net of amortization         33         (33)           66            (63)
   Other income                                     55          39           116             79
                                             ---------  ----------  ------------  -------------
         Total noninterest income                  458         510           841            957

NONINTEREST EXPENSES
   Salaries and benefits                         1,127         972         2,138          1,947
   Occupancy                                       193         185           395            381
   Other expenses                                  470         473           878            940
                                             ---------  ----------  ------------  -------------
         Total noninterest expenses              1,790       1,630         3,411          3,268

INCOME BEFORE INCOME TAXES                       1,027       1,414         2,104          2,757
Income tax expense                                 295         436           599            790
                                             ---------  ----------  ------------  -------------
NET INCOME                                   $     732  $      978  $      1,505  $       1,967
                                             =========  ==========  ============  =============
TOTAL COMPREHENSIVE INCOME (LOSS)            $    (220) $    1,051  $        709  $       1,952
                                             =========  ==========  ============  =============
Return on average assets (annualized)             1.14%       1.57%         1.18%          1.58%
Return on average equity (annualized)            11.51%      15.40%        11.81%         15.49%

Basic earnings per share                     $     .59  $      .78  $       1.21  $        1.58
Diluted earnings per share                   $     .59  $      .78  $       1.20  $        1.57

Dividends declared per share                 $     .40  $      .38  $        .80  $         .76

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

                                                                  Six months ended June 30,
                                                                    2004             2003
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                 $          1,505  $          1,967
   Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation and amortization                                       600               455
       Loans originated for sale                                        (9,854)          (23,734)
       Proceeds from sales of loans originated for sale                  9,952            24,033
       Gain on sales of loans                                             (187)             (477)
       Increase in other assets                                           (200)             (494)
       Decrease in other liabilities                                      (472)             (189)
                                                              ----------------  ----------------
           Total adjustments                                              (161)             (406)
                                                              ----------------  ----------------
              Net cash from operating activities                         1,344             1,561

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale            16,198            12,932
   Purchase of securities available for sale                           (21,809)          (13,354)
   Proceeds from maturities of securities held to maturity               1,064               515
   Purchase of securities held to maturity                              (1,785)           (1,400)
   Proceeds from maturities of other securities                            140               220
   Purchase of other securities                                           (319)             (425)
   Net change in portfolio loans                                         1,678             1,602
   Premises and equipment expenditures                                    (696)              (56)
                                                              ----------------  ----------------
              Net cash from investing activities                        (5,529)               34

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                              6,185            11,052
   Dividends paid                                                         (994)             (950)
   Proceeds from exercise of stock options                                  46                 2
   Purchases of common stock                                              (413)             (159)
                                                              ----------------  ----------------
              Net cash from financing activities                         4,824             9,945

Net change in cash and cash equivalents                                    639            11,540

Cash and cash equivalents at beginning of year                          17,065            22,733
                                                              ----------------  ----------------
Cash and cash equivalents at end of period                    $         17,704  $         34,273
                                                              ================  ================
Cash paid during the period for:

   Interest                                                   $          1,468  $          1,826
   Income taxes                                               $            721  $            722

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

                                              For the three months   For the six months
                                                     ending                 ending
                                                    June 30,               June 30,

                                               2004          2003     2004          2003
                                              ------        ------   ------        ------
Net income as reported                        $  732        $  978   $1,505        $1,967
Less: Proforma expense                            11             -       22             -
                                              ------        ------   ------        ------
Proforma net income                              721           978    1,483         1,967

      Basic earnings per share as reported    $  .59        $  .78   $ 1.21        $ 1.58
      Proforma basic earnings per share          .58           .78     1.19          1.57

      Diluted earnings per share as reported     .59           .78     1.20          1.58
      Proforma diluted earnings per share        .58           .78     1.19          1.57

There were no stock options granted during the three or six months ended June 30, 2004 and 2003.

In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase. Stock options are used to reward certain officers and provide them with an additional equity interest. Options are issued for 10 year periods and have varying vesting schedules. Information about options available for grant and options granted follows:

                                                      Weighted
                                                      Average
                              Available    Options    Exercise
                              For Grant  Outstanding   Price
Balance at December 31, 2003      9,952       39,342  $  44.10
   Options exercised                  -       (8,867)    31.42
   Options granted                    -            -         -
                              ---------  -----------
Balance at June 30, 2004          9,952       30,475     47.79
                              =========  ===========

At June 30, 2004 options outstanding had a weighted average remaining life of approximately 5.9 years. There were 21,813 options exercisable at June 30, 2004 with a weighted-average exercise price of $ 47.50.

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and six month period ending June 30, 2004 the weighted average shares outstanding in calculating basic earnings per share were 1,245,677 and 1,245,041 while the weighted average number of shares for diluted earnings per share were 1,248,925 and 1,249,848. For the three and six month period ending June 30, 2003 the weighted average shares outstanding in calculating basic earnings per share were 1,245,988 and 1,246,853 while the weighted average number of shares for diluted earnings per share were 1,248,449 and 1,250,102.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three and six month periods ending June 30, 2004.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents increased $639,000 or 3.7%. During the period ending June 30, 2004, $1.3 million of cash was provided from operating activities. Financing activities provided $4.8 million in cash due to an increase in deposits for the period ending June 30, 2004.

SECURITIES

The securities portfolio increased $4.9 million or 5.7%, since December 31, 2003. Securities available for sale decreased to 86.8% of total investments down from 87.1% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                            Gross        Gross
                                 Fair     Unrealized   Unrealized
                                Value       Gains        Losses
                              ---------   ----------   ----------
Available for Sale
   JUNE 30, 2004
     U.S. Government agency   $  57,172   $       70   $     (551)
     State and municipal         22,559          283          (44)
                              ---------   ----------   ----------
                              $  79,731   $      353   $     (595)
                              =========   ==========   ==========
    DECEMBER 31, 2003
     U.S. Government agency   $  48,802   $      363   $      (28)
     State and municipal         26,915          638           (8)
                              ---------   ----------   ----------
                              $  75,717   $    1,001   $      (36)
                              =========   ==========   ==========

The Company performed a review of the securities available for sale and it was determined that the reason for the change in the total comprehensive income(loss) as of June 30, 2004 resulted primarily from an increase in net unrealized losses on investment securities held available for sale due to changes in the interest rate environment.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

                                         Gross          Gross
                         Carrying      Unrealized     Unrealized       Fair
                          Amount         Gain            Loss          Value
Held to Maturity
JUNE 30, 2004
   State and municipal  $   5,613     $       57     $      (38)    $     5,632

DECEMBER 31, 2003
   State and municipal  $   4,892     $      117     $        -     $     5,009

The carrying amount and fair value of securities by contractual maturity at June 30, 2004 are shown below, in thousands of dollars.

                             Available for sale       Held to Maturity

                                    Fair          Carrying        Fair
                                    Value           Amount        Value
                             ------------------  -----------   ------------
Due in one year or less      $           13,480  $       574   $        577
Due from one to five years               62,245        2,995          3,031
Due from five to ten years                1,381          629            609
Due after ten years                       2,625        1,415          1,415
                             ------------------  -----------   ------------
                             $           79,731  $     5,613   $      5,632
                             ==================  ===========   ============

LOANS

Loans at June 30, 2004 decreased $1.7 million from December 31, 2003. The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 2004 and December 31, 2003 and their percentages of the total loan portfolio. Residential real estate decreased by $3.7 million from December 31, 2003 this can be attributed to an increase in the number of loans sold to the secondary market. All loans are domestic. A quarterly review of loan concentrations at June 30, 2004 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 11.6% of total loans.

                                            June 30,2004            December 31, 2003
                                         Balance   % of total      Balance    % of total
                                        ---------  ----------    ----------   ----------
Portfolio loans:
   Residential real estate              $  84,860       60.08%   $   88,574        61.93%
   Consumer                                 9,100        6.44%        9,660         6.75%
   Commercial real estate                  38,381       27.17%       35,258        24.65%
   Commercial                               8,910        6.31%        9,540         6.67%
                                        ---------  ----------    ----------   ----------
                                          141,251      100.00%      143,032       100.00%
   Deferred loan origination fees, net        (14)                      (15)
   Allowance for loan losses               (1,473)                   (1,575)
                                        ---------                ----------
   Loans, net                           $ 139,764                $  141,442
                                        =========                ==========

ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, follows:

                                          2004        2003
                                        ---------  ----------
Beginning balance                       $   1,575  $    1,669
Provision for loan losses                       -           -
Charge-offs                                  (108)        (55)
Recoveries                                      6           6
                                        ---------  ----------
Ending balance                          $   1,473  $    1,620
                                        =========  ==========

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

                                June 30,  December 31,
                                  2004       2003
                                (dollars in thousands)
Nonaccrual                      $    150  $          -
Loans past due 90 days or more       401           408
Troubled debt restructurings           -             -
                                --------  ------------
    Total nonperforming loans   $    551  $        408
                                ========  ============
Percent of total loans              0.39%         0.29%

DEPOSITS

Deposits at June 30, 2004 increased $6.2 million since December 31, 2003. The growth can be attributed to seasonal activity which allowed an $4.0 million increase in noninterest-bearing deposits. Money market and saving deposits increased $4.4 and $2.0 million respectively or 5.9% and 7.7% since December 31, 2003.

LIQUIDITY AND FUNDS MANAGEMENT

As of June 30, 2004, the Company had $4.9 million in federal funds sold, $5.6 million in short-term interst-bearing balances with other financial institutions, $79.7 million in securities available for sale and $574,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 37.2% of total deposits as of June 30, 2004. The Company is looking for alternative sources of quality investments to supplement the balance sheet.

Total equity of the Company at June 30, 2004 was $24.5 million compared to $25.1 million at December 31, 2003. The Company has a stock repurchase program in place which has reduced total equity $413,000 for the six months ending June 30, 2004.

RESULTS OF OPERATIONS

CNB Corporation's 2004 net income for the first six months was $1.5 million a decrease of $462,000 compared to the same period in 2003. Basic earnings per share was $1.21 compared to $1.58 for 2003. The return on average assets was 1.18% compared to 1.58% for 2003. The return on average equity was 11.81% compared to 15.49% for 2003. These decreases are the result of the Company experiencing a decrease in interest income which is due to the lower rate environment and decreased gains on the sale of loans contributed to the decline. Also an increase to salaries and benefits due in part to severance package paid to former CEO, Mr. Churchill who retired due to health reasons.

Net income for the three months ending June 30, 2004 was $732,000 compared to $978,000 for 2003. This was a decrease of $246,000 or 25.2%. Basic earnings per share was $0.59 compared to $0.78 for 2003. The return on average assets was 1.14% compared to 1.57% for 2003. The return on average equity was 11.51% compared to 15.40% for 2003. These decreases were due to the same reasons noted for the six month period.

For the first six months of 2004, net interest income was $4.7 million a decrease of $394,000 or 7.8% compared to 2003 results. The Corporation experienced a decline in both interest income and interest expenses compared to 2003 results which can be attributed to a continued low rate environment. The decline in interest income on earning assets exceeded the decline in interest expense on deposits which resulted in an overall decrease in the net interest income. The Company reported a net interest margin of 3.87% for 2004 compared to 4.32% for 2003. The yield on interest earning assets was 5.09% a decrease from the 5.88% that was reported at June 30, 2003, while the cost of funds at June 30, 2004 was 1.54% while at June 30, 2003 it was 1.94% which has contributed to the overall decline in the net interest margin.

Noninterest income for the six month period ending June 30, 2004 was $841,000 a decrease of $116,000 or 12.1% over the same period last year. This can be attributed to a decrease in gain from the sale of loans as a result of declining sales of mortgages to the secondary market. Noninterest income for the three month period ending June 30, 2004 was $458,000 compared to $510,000 for

2003. Again this was due to the decrease in sales of loans to the secondary market. The Company expected a decline in the number of loans sold to the secondary market during 2004 due to the slight increase in the long term mortgage rate environment.

Noninterest expense for the six month period ending June 30, 2004 increased $143,000, or 4.4%, compared to 2003. This can be attributed in part to the severance package that was paid to former CEO, Mr. Churchill who retired for health reasons.

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

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2003 Management Discussion and Analysis appearing in the December 31, 2003 10-K.

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

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

None

ITEM 2-CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

PERIOD

                                           Total           Approximate
                                          number           dollar value
                                         of shares          of shares
               Total     Average         purchased          that may
             number of    price     as part of publicly   be purchased
              shares     paid per        announced       under the plans
             purchased    share      plans or programs      or programs
April, 2004       None                                   $       577,042

May, 2004         None                                   $       577,042

June, 2004       7,750  $    50.59                7,750  $       184,982

Total            7,750  $    50.59                7,750  $       184,982

The Company adopted a Stock Redemption Program on November 14, 2002 with the provision that it would remain in effect for six months or until $1 million had been expended on the purchase of common stock, whichever shall occur first. The Company extended the program in May 2003 until November 2003. The Company reinstated the program on December 24, 2003 and it will remain in effect until the $1 million originally allocated for common stock purchases is met. As of June 30, 2004, the Company has $184,982 remaining to purchase stock.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of CNB Corporation was held on May 18, 2004. Elected as Directors for one year term were Steven J. Baker; Robert E. Churchill; James C. Conboy, Jr.; Kathleen M. Darrow; Thomas J. Ellenberger; Vincent J. Hillesheim; John L. Ormsbee; Francis J. VanAntwerp, Jr.; and John P. Ward.

Votes cast for: 833,055
Votes cast against: 5,620
Votes withheld: 27

Votes cast for were for all nine directors listed above. Votes cast against were 357 for Steven J. Baker, 357 for Kathleen M. Darrow, 357 for Robert E. Churchill, 4,549 for John L. Ormsbee. Votes withheld were for all nine directors listed above.

ITEM 5-OTHER INFORMATION

Robert E. Churchill retired as chief executive officer of Citizens National Bank effective May 1, 2004. His retirement, which was for health reasons, was regretfully acknowledged by the board of directors on April 8, 2004. Mr. Churchill continues as chairman of the board of the bank and of CNB Corporation. James C. Conboy, Jr., president of the bank was appointed the bank's chief executive officer effective May 1, 2004. Mr. Conboy joined Citizens National Bank in 1998 as president and chief operating officer and executive vice president of CNB Corporation. Mr. Conboy has been on the Company's board of directors since its inception in 1985 and on the bank's board of directors since 1983. Prior to 1998, he practiced law with the firm of Bodman, Longley and Dahling, LLP where his practice was concentrated on the law of financial institutions.

ITEM 6-EXHIBITS AND REPORTS OF FORM 8-K

     a.) None

     b.) None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CNB Corporation
                                      ------------------------------------------
                                            (Registrant)

Date: August 12, 2004                 /s/ James C. Conboy, Jr.
                                      ------------------------------------------
                                      James C. Conboy, Jr.
                                      Chief Executive Officer

Date: August 12, 2004                 /s/ Susan A. Eno
                                      ------------------------------------------
                                      Susan A. Eno
                                      Executive Vice President

                               10-Q EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION

EX-31          Certification of Chief Executive Officer pursuant to Section 302.

EX-31.2        Certification of Treasurer pursuant to Section 302.

EX-32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.