Form 10-Q
period 2004-09-30
CNB CORP /MI/
filed 2004-11-12
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Yes                  No (X)

As of October 25, 2004 there were 1,238,331 shares of the issuer's common stock outstanding.

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

                                                                                 September 30,  December 31,
                                                                                     2004           2003
                                                                                  (Unaudited)
ASSETS
Cash and due from banks                                                            $    5,438    $    6,308
Interest-bearing deposits with other financial institutions                             5,584         2,057
Federal funds sold                                                                      3,850         8,700
                                                                                   ----------    ----------
    Total cash and cash equivalents                                                    14,872        17,065

Securities available for sale                                                          82,944        75,717
Securities held to maturity (market value of $4,958 in 2004 and $5,009 in 2003)         4,906         4,892
Other securities                                                                        6,271         6,312
Loans, held for sale                                                                      545           468
Loans, net of allowance for loan losses of $1,362 in 2004 and $1,575 in 2003          141,707       141,442
Premises and equipment, net                                                             4,644         4,084
Other assets                                                                            4,848         4,426
                                                                                   ----------    ----------
        Total assets                                                               $  260,737    $  254,406
                                                                                   ==========    ==========
LIABILITIES
Deposits
    Noninterest-bearing                                                            $   40,775    $   36,062
    Interest-bearing                                                                  190,807       188,852
                                                                                   ----------    ----------
           Total deposits                                                             231,582       224,914
Other liabilities                                                                       3,995         4,354
                                                                                   ----------    ----------
        Total liabilities                                                             235,577       229,268
                                                                                   ----------    ----------

SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares authorized; 1,238,311 and
  1,243,939 shares issued and outstanding in 2004 and 2003                              3,096         3,110
Additional paid-in capital                                                             20,578        20,932
Retained earnings                                                                       1,529           783
Accumulated other comprehensive income(loss), net of tax                                  (43)          313
                                                                                   ----------    ----------
    Total shareholders' equity                                                         25,160        25,138
                                                                                   ----------    ----------
        Total liabilities and shareholders' equity                                 $  260,737    $  254,406
                                                                                   ==========    ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                              Three months ended      Nine months ended
                                                 September 30,          September 30,
                                                2004       2003        2004       2003
                                                             (Unaudited)
INTEREST  INCOME
   Loans, including fees                      $  2,406   $  2,596    $  7,236   $  8,028
   Securities
      Taxable                                      507        400       1,416      1,313
      Tax exempt                                   173        211         528        657
   Interest on federal funds sold                   52         69         102        164
                                              --------   --------    --------   --------
         Total interest income                   3,138      3,276       9,282     10,162
INTEREST EXPENSE ON DEPOSITS                       683        796       2,153      2,614
                                              --------   --------    --------   --------
NET INTEREST INCOME                              2,455      2,480       7,129      7,548
Provision for loan losses                            -          -           -          -
                                              --------   --------    --------   --------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                       2,455      2,480       7,129      7,548
                                              --------   --------    --------   --------
NONINTEREST INCOME
   Service charges and fees                        265        250         737        714
   Net realized gains from sales of loans           61        232         248        709
   Loan servicing fees, net of amortization         26         (9)         92        (72)
   Other income                                     40        174         156        255
                                              --------   --------    --------   --------
         Total noninterest income                  392        647       1,233      1,606

NONINTEREST EXPENSES
   Salaries and benefits                         1,050      1,006       3,188      2,955
   Occupancy                                       203        188         598        569
   Other expenses                                  441        444       1,319      1,384
                                              --------   --------    --------   --------
         Total noninterest expenses              1,694      1,638       5,105      4,908

INCOME BEFORE INCOME TAXES                       1,153      1,489       3,257      4,246
Income tax expense                                 334        391         933      1,181
                                              --------   --------    --------   --------
NET INCOME                                    $    819   $  1,098    $  2,324   $  3,065
                                              ========   ========    ========   ========
TOTAL COMPREHENSIVE INCOME                    $  1,259   $    836    $  1,968   $  2,788
                                              ========   ========    ========   ========

Return on average assets (annualized)             1.23%      1.67%       1.20%      1.62%
Return on average equity (annualized)            13.16%     17.02%      12.26%     16.00%

Basic earnings per share                      $    .66   $    .88    $   1.87   $   2.46
Diluted earnings per share                    $    .66   $    .88    $   1.86   $   2.45
Dividends declared per share                  $    .40   $    .38    $   1.20   $   1.14

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

                                                              Nine months ended September 30,
                                                                   2004          2003
                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                    $  2,324      $  3,065
   Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation and amortization                                  860           729
       Loans originated for sale                                  (13,261)      (36,678)
       Proceeds from sales of loans originated for sale            13,432        37,112
       Gain on sales of loans                                        (248)         (709)
       (Increase) decrease in other assets                           (238)           72
       Increase (decrease) in other liabilities                      (347)           25
                                                                 --------      --------
           Total adjustments                                          198           551
                                                                 --------      --------
              Net cash from operating activities                    2,522         3,616
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale       24,244        24,227
   Purchase of securities available for sale                      (32,568)      (34,415)
   Proceeds from maturities of securities held to maturity          1,771         1,879
   Purchase of securities held to maturity                         (1,785)       (1,463)
   Proceeds from maturities of other securities                       370         1,285
   Purchase of other securities                                      (329)       (1,335)
   Net change in portfolio loans                                     (265)          936
   Premises and equipment expenditures                               (875)         (690)
                                                                 --------      --------
              Net cash from investing activities                   (9,437)       (9,576)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                         6,668        14,026
   Dividends paid                                                  (1,490)       (1,424)
   Proceeds from exercise of stock options                             47             8
   Purchases of common stock                                         (503)         (173)
                                                                 --------      --------
              Net cash from financing activities                    4,722        12,437
Net change in cash and cash equivalents                            (2,193)        6,477
Cash and cash equivalents at beginning of year                     17,065        22,733
                                                                 --------      --------
Cash and cash equivalents at end of period                       $ 14,872      $ 29,210
                                                                 ========      ========

Cash paid during the period for:

   Interest                                                      $  2,160      $  2,622
   Income taxes                                                  $    920      $  1,208

See accompanying notes to consolidated financial statements

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

Stock Based Compensation: The following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is equivalent to the market price of the underlying stock at the stock grant date; therefore no compensation expense has been recorded for stock options granted.

                                                         For the three months        For the nine months
                                                                ending                      ending
                                                             September 30,               September 30,
                                                           2004        2003            2004         2003
                                                           ----        ----            ----         ----
Net income as reported                                    $  819     $ 1,098         $ 2,324      $ 3,065
Less: Proforma expense                                        11           -              33            -
                                                          ------     -------         -------      -------
Proforma net income                                          808       1,098           2,291        3,065

      Basic earnings per share as reported                $  .66     $   .88         $  1.87      $  2.46
      Proforma basic earnings per share                      .65         .88            1.84         2.46

      Diluted earnings per share as reported                 .66         .88            1.86         2.45
      Proforma diluted earnings per share                    .65         .88            1.84         2.45

In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase. Stock options are used to reward certain officers and provide them with an additional equity interest. Options are issued for 10 year periods and have varying vesting schedules. Information about options available for grant and options granted follows:

                                                                               Weighted
                                                                               Average
                                               Available           Options     Exercise
                                               For Grant         Outstanding    Price
Balance at December 31, 2003                     9,952              39,342     $  44.10
   Options exercised                                 -              (8,867)       31.42
   Options granted                                   -                   -            -
                                                 -----              ------
Balance at September 30, 2004                    9,952              30,475        47.79
                                                 =====              ======

At September 30, 2004 options outstanding had a weighted average remaining life of approximately 5.5 years. There were 22,128 options exercisable at September 30, 2004 with a weighted-average exercise price of $ 47.50.

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and nine month period ending September 30, 2004 the weighted average shares outstanding in calculating basic earnings per share were 1,238,362 and 1,242,799 while the weighted average number of shares for diluted earnings per share were 1,240,866 and 1,246,969. For the three and nine month period ending September 30, 2003 the weighted average shares outstanding in calculating basic earnings per share were 1,244,529 and 1,246,070 while the weighted average number of shares for diluted earnings per share were 1,248,039 and 1,249,406.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three and nine month periods ending September 30, 2004.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents decreased $2.2 million or 12.9% since December 31, 2003. During the period ending September 30, 2004, $2.5 million of cash was provided from operating activities. Investing activities utilized $9.4 million in cash while financing activities provided $4.7 million in cash due to an increase in deposits for the period ending September 30, 2004.

SECURITIES

The securities portfolio increased $7.2 million or 8.3%, since December 31, 2003. Securities available for sale increased to 88.1% of total investments up from 87.1% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                                         Gross           Gross
                                           Fair        Unrealized      Unrealized
                                           Value         Gains           Losses
                                           -----         -----           ------
Available for Sale
   SEPTEMBER 30, 2004
     U.S. Government agency              $  60,769      $    174       $  (126)
     State and municipal                    22,175           371            (6)
                                         ---------      --------       -------
                                         $  82,944      $    545       $  (132)
                                         =========      ========       =======

    DECEMBER 31, 2003
     U.S. Government agency              $  48,802      $    363       $   (28)
     State and municipal                    26,915           638            (8)
                                         ---------      --------       -------
                                         $  75,717      $  1,001       $   (36)
                                         =========      ========       =======

The Company performed a review of the securities available for sale and it was determined that the reason for the change in the total comprehensive income(loss) as of September 30, 2004 resulted primarily from an increase in net unrealized losses on investment securities held available for sale due to changes in the interest rate environment.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

                                                     Gross       Gross
                                        Carrying   Unrealized  Unrealized      Fair
                                         Amount      Gain        Loss          Value
Held to Maturity
SEPTEMBER 30, 2004
             State and municipal        $ 4,906      $  66      $  (14)      $  4,958

DECEMBER 31, 2003
             State and municipal        $ 4,892      $ 117      $    -       $  5,009

The carrying amount and fair value of securities by contractual maturity at September 30, 2004 are shown below, in thousands of dollars.

                                     Available for sale                     Held to Maturity
                                          Fair                             Carrying      Fair
                                          Value                             Amount      Value
                                          -----                             ------      -----
Due in one year or less                $      15,564                      $     178    $   181
Due from one to five years                    60,236                          2,729      2,776
Due from five to ten years                       994                            733        735
Due after ten years                            6,150                          1,266      1,266
                                       -------------                      ---------    -------
                                       $      82,944                      $   4,906    $ 4,958
                                       =============                      =========    =======

LOANS

Loans at September 30, 2004 increased $265,000 from December 31, 2003. The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 2004 and December 31, 2003 and their percentages of the total loan portfolio. Residential real estate decreased by $2.8 million from December 31, 2003 which can be attributed to an increase in the number of loans sold to the secondary market. All loans are domestic. A quarterly review of loan concentrations at September 30, 2004 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 11.0% of total loans.

                                                        September 30,2004          December 31, 2003
                                                    Balance       % of total    Balance       % of total
                                                    -------       ----------    -------       ----------
Portfolio loans:
   Residential real estate                         $  85,740         59.92%    $  88,574        61.93%
   Consumer                                            9,165          6.41%        9,660         6.75%
   Commercial real estate                             39,237         27.42%       35,258        24.65%
   Commercial                                          8,940          6.25%        9,540         6.67%
                                                   ---------         -----     ---------       ------
                                                     143,082        100.00%      143,032       100.00%
   Deferred loan origination fees, net                   (13)                        (15)
   Allowance for loan losses                          (1,362)                     (1,575)
                                                   ---------                   ---------
   Loans, net                                      $ 141,707                   $ 141,442
                                                   =========                   =========

ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, follows:

                                2004         2003
                              -------      -------
Beginning balance             $ 1,575      $ 1,669
Provision for loan losses           -            -
Charge-offs                      (221)         (65)
Recoveries                          8           11
                              -------      -------
Ending balance                $ 1,362      $ 1,615
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

                                                   September 30,          December 31,
                                                       2004                  2003
                                                          (dollars in thousands)
Nonaccrual                                            $    50               $      -
Loans past due 90 days or more                            810                    408
Troubled debt restructurings                                -                      -
                                                      -------               --------
    Total nonperforming loans                         $   860               $    408
                                                      =======               ========
Percent of total loans                                    .60%                  0.29%

DEPOSITS

Deposits at September 30, 2004 increased $6.7 million since December 31, 2003. The growth can be attributed to seasonal activity which allowed an $4.7 million increase in noninterest-bearing deposits. Money market and saving deposits increased $4.9 and $2.3 million respectively or 6.6% and 8.6% since December 31, 2003.

LIQUIDITY AND FUNDS MANAGEMENT

As of September 30, 2004, the Company had $3.9 million in federal funds sold, $5.6 million in short-term interst-bearing balances with other financial institutions, $82.9 million in securities available for sale and $178,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 40.0% of total deposits as of September 30, 2004. The Company is looking for alternative sources of quality investments to supplement the balance sheet.

Total equity of the Company at September 30, 2004 was $25.2 million compared to $25.1 million at December 31, 2003. The Company has a stock repurchase program in place which has reduced total equity $502,000 for the nine months ending September 30, 2004.

RESULTS OF OPERATIONS

CNB Corporation's 2004 net income for the first nine months was $2.3 million a decrease of $741,000 compared to the same period in 2003. Basic earnings per share was $1.87 compared to $2.46 for 2003. The return on average assets was 1.20% compared to 1.62% for 2003. The return on average equity was 12.26% compared to 16.00% for 2003. These decreases are the result of the Company experiencing a decrease in interest income which is due to the lower rate environment and decreased gains on the sale of loans contributed to the decline. Also an increase to salaries and benefits due in part to a severance package paid to former CEO, Mr. Churchill who retired due to health reasons.

Net income for the three months ending September 30, 2004 was $819,000 compared to $1.1 million for 2003. This was a decrease of $279,000 or 25.4%. Basic earnings per share was $0.66 compared to $0.88 for 2003. The return on average assets was 1.23% compared to 1.67% for 2003. The return on average equity was 13.16% compared to 17.02% for 2003. These decreases were due to the same reasons noted for the nine month period.

For the first nine months of 2004, net interest income was $7.1 million a decrease of $419,000 or 5.6% compared to 2003 results. The Corporation experienced a decline in both interest income and interest expenses compared to 2003 results which can be attributed to a continued low rate environment. The decline in interest income on earning assets exceeded the decline in interest expense on deposits which resulted in an overall decrease in the net interest income. The Company reported a net interest margin of 3.89% for 2004 compared to 4.22% for 2003. The yield on interest earning assets was 5.06% a decrease from the 5.68% that was reported for the nine months ended September 30, 2003, while the cost of funds for the nine months ended September 30, 2004 was 1.50% while for the nine months ended September 30, 2003 it was 1.85% which has contributed to the overall decline in the net interest margin.

Noninterest income for the nine month period ending September 30, 2004 was $1.2 million a decrease of $373,000 or 23.2% over the same period last year. This can be attributed to a decrease in gain from the sale of loans as a result of declining sales of mortgages to the secondary market. Noninterest income for the three month period ending September 30, 2004 was $392,000 compared to $647,000 for 2003. Again this was due to the decrease in sales of loans to the secondary market. The Company expected a decline in the number of loans sold to the secondary market during 2004 due to the slight increase in the long term mortgage rate environment. Also, during the three month period ending September 30, 2003, the Company realized income from life insurance proceeds amounting to $125,000.

Noninterest expense for the nine month period ending September 30, 2004 increased $197,000, or 4.0%, compared to 2003. This can be attributed in part to the severance package that was paid to former CEO, Mr. Churchill who retired for health reasons.

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

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

None

ITEM 2-CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

PERIOD

                                                              Total                    Approximate
                                                             number                    dollar value
                                                            of shares                   of shares
                               Total       Average          purchased                    that may
                             number of      price      as part of publicly             be purchased
                              shares       paid per         announced                 under the plans
                             purchased      share       plans or programs               or programs
July, 2004                     1,727        $51.00                1,727                   $96,905

August, 2004                   None                                                       $96,905

September, 2004                None                                                       $96,905

Total                          1,727        $51.00                1,727                   $96,905

The Company adopted a Stock Redemption Program on November 14, 2002 with the provision that it would remain in effect for six months or until $1 million had been expended on the purchase of common stock, whichever shall occur first. The Company extended the program in May 2003 until November 2003. The Company reinstated the program on December 24, 2003 and it will remain in effect until the $1 million originally allocated for common stock purchases is met. As of September 30, 2004, the Company has $96,905 remaining to purchase stock.

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

                                                      CNB Corporation
                                                      --------------------------
                                                      (Registrant)

Date: November 11, 2004                               /s/ James C. Conboy, Jr.
                                                      __________________________
                                                      James C. Conboy, Jr.
                                                      Chief Executive Officer

Date: November 11, 2004                               /s/ Susan A. Eno
                                                      __________________________
                                                      Susan A. Eno
                                                      Executive Vice President

                               10-Q EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
EX-31        Certification of Chief Executive Officer pursuant to Section 302.

EX-31.2      Certification of Treasurer pursuant to Section 302.

EX-32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.