Form 10-K/A
period 2003-12-31
CNB CORP /MI/
filed 2004-12-27
CIK 779125

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO.1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant's annual report to security holders for fiscal year ended December 31, 2003 are incorporated by reference in Part I and
Part II of this report.

EXPLANATORY NOTE

We are filing this Amendment No.1 to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 30, 2004, solely for the purpose of including herein the information required in Part III and to file amended bylaws. New certifications by the Chief Executive Officer and Chief Financial Officer are also included as Exhibits 31.1 and 31.2, respectively, pursuant to Rule 12b-15. Except as specifically indicated herein, no other information included in our Annual Report on Form 10-K is amended by this Form 10-K/A.

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

ITEM 1- BUSINESS

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

SECURITIES

The year end fair values and related gross unrealized gains and losses for securities available for sale, were as follows:

AVAILABLE FOR SALE

                                                                            Gross             Gross
                                                          Fair            Unrealized       Unrealized
                                                         Value              Gains            Losses
                                                         -----              -----            ------
                                                                       (In thousands)
2003
     U.S. government and agency                       $     48,802       $        363     $         (28)
     State and municipal                                    26,915                638                (8)
                                                      ------------       ------------     -------------
                                                      $     75,717       $      1,001     $         (36)
                                                      ============       ============     =============
2002
     U.S. government and agency                       $     26,989       $        687     $           -
     State and municipal                                    30,544                866               (41)
                                                      ------------       ------------     -------------
                                                      $     57,533       $      1,553     $         (41)
                                                      ============       ============     =============
2001
     U.S. government and agency                       $     33,057       $        986     $           -
     State and municipal                                    28,061                432               (53)
                                                      ------------       ------------     -------------
                                                      $     61,118       $      1,418     $         (53)
                                                      ============       ============     =============

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
                           ======        ======        ======         ======

Scheduled maturities of the fair value of securities available for sale and the carrying amount of held to maturity securities at December 31, 2003, were as follows:

                                          Due in        Due from                Due from            Due
                                         one year        one to                 five to          after ten
                                         or less       five years              ten years           years          Total
                                         -------       ----------              ---------           -----          -----
                                                                        (Dollars in thousands)
U.S. Government and agencies            $    3,055    $     45,747            $          -     $           -   $    48,802
State and municipal                          8,257          17,463                   2,300             3,787        31,807
                                        ----------    ------------            ------------     -------------   -----------
                                        $   11,312    $     63,210            $      2,300     $       3,787   $    80,609
                                        ==========    ============            ============     =============   ===========

Yield                                         3.93%           2.96%                   4.04%             3.27%         3.14%

LOANS

The following is a summary of loans at December 31:

                                              2003             2002              2001              2000              1999
                                              ----             ----              ----              ----              ----
                                                                            (In thousands)
Residential real estate                    $  89,042         $  92,653         $  84,588         $  77,823         $  71,709
Consumer                                       9,660            11,270            11,767            12,155            10,891
Commercial real estate                        35,258            31,581            26,536            26,571            24,810
Commercial                                     9,540            10,824            11,912            11,193            11,939
                                           ---------         ---------         ---------         ---------         ---------
                                             143,500           146,328           134,803           127,742           119,349
Deferred loan origination fees, net              (15)              (22)              (30)              (41)              (58)
Allowance for loan losses                     (1,575)           (1,669)           (1,667)           (1,652)           (1,583)
                                           ---------         ---------         ---------         ---------         ---------
                                           $ 141,910         $ 144,637         $ 133,106         $ 126,049         $ 117,708
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

                                                                               Total
                                                                           --------------
                                                                           (In thousands)
In one year or less                                                           $ 14,832
After one year but within five years
     Interest rates are floating or adjustable                                   4,248
     Interest rates are fixed or predetermined                                  17,088
After five years
     Interest rates are floating or adjustable                                   2,953
     Interest rates are fixed or predetermined                                   5,677
                                                                              --------
                                                                              $ 44,798
                                                                              ========

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

                                                2003             2002             2001             2000             1999
                                                ----             ----             ----             ----             ----
                                                                (Dollars in thousands)
Balance at the beginning of the period        $  1,669         $  1,667         $  1,652         $  1,583         $  1,518

Less Charge-offs:

     Residential real estate                         8                -                -                -                -
     Consumer                                       98               49               84               86               40
     Commercial real estate                          -                -                -                -                -
     Commercial                                      -                1                3                -                3
                                              --------         --------         --------         --------         --------
Total charge-offs                                  106               50               87               86               43
                                              --------         --------         --------         --------         --------

Recoveries:

     Residential real estate                         1                -                3               14                1
     Consumer                                       11               52               15               28                7
     Commercial real estate                          -                -                -                2                -
     Commercial                                      -                -                1                1                -
                                              --------         --------         --------         --------         --------
Total recoveries                                    12               52               19               45                8
                                              --------         --------         --------         --------         --------
Provision charged to expense                         -                -               83              110              100
                                              --------         --------         --------         --------         --------
Allowance for loan losses,
     end of period                            $  1,575         $  1,669         $  1,667         $  1,652         $  1,583
                                              ========         ========         ========         ========         ========

Total loans outstanding at
     end of period                            $143,500         $146,328         $134,803         $127,742         $119,349

Average total loans outstanding
     for the year                             $146,330         $143,840         $128,913         $124,732         $114,042

Ratio of net charge-offs to
     daily average loans outstanding              0.06%            0.00%            0.05%            0.03%            0.03%

Ratio of net charge-offs to
     total loans outstanding                      0.07%            0.00%            0.05%            0.03%            0.03%

The allocation of the allowance for loan losses for the years ended December 31 is:

                          Residential                 Commercial
                          Real Estate      Consumer   Real Estate    Commercial      Unallocated       Total
                          -----------      --------   -----------    ----------      -----------       -----
                                                       (Dollars in thousands)
2003 Allowance amount        $  258         $  48         $  88         $  49         $  1,132         $1,575
% of Total loans               62.1%          6.7%         24.6%          6.6%                          100.0%

2002 Allowance amount        $  244         $  32         $  79         $  45         $  1,269         $1,669
% of Total loans               61.8%          7.7%         23.1%          7.4%                          100.0%

2001 Allowance amount        $  219         $  44         $  65         $  30         $  1,309         $1,667
% of Total loans               62.8%          8.7%         19.7%          8.8%                          100.0%

2000 Allowance amount        $  218         $  79         $  67         $  64         $  1,224         $1,652
% of Total loans               60.9%          9.5%         20.8%          8.8%                          100.0%

1999 Allowance amount        $  224         $  35         $  77         $  29         $  1,218         $1,583
% of Total loans               60.1%          9.1%         20.8%         10.0%                          100.0%

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

The following is a summary of nonaccrual, past due and restructured loans as of December 31:

                                      2003        2002        2001        2000        1999
                                      ----        ----        ----        ----        ----
                                                         (In thousands)
Nonaccrual loans                      $  -        $  -        $  -        $181        $181
Loans past due 90 days or more         408         114         647          81          59
Troubled debt restructurings             -           -           -           -           -
                                      ----        ----        ----        ----        ----
                                      $408        $114        $647        $262        $240
                                      ====        ====        ====        ====        ====

DEPOSITS

The following table presents the remaining maturity of time deposits individually exceeding $ 100,000 at December 31, 2003. Dollars are reported in thousands.

Up to 3 Months               $  1,078
3 to 6 Months                   2,619
7 to 12 Months                  7,447
Over 12 Months                  4,409
                             --------
                             $ 15,553
                             ========

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

ITEM 2- PROPERTIES.

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

         PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION ABOUT THE DIRECTORS OF THE COMPANY IS SET FORTH BELOW.

The following table sets forth certain information regarding each director and nominee for director, including name, age, principal occupation for the past five years, and term of service as a director of the Company. The information set forth in the table is based in part on information provided by each director. There are no family relationships between or among any of the directors, nominees or executive officers of the Company.

                                                                                                               HAS SERVED AS A
NAME AND AGE                                       PRINCIPAL OCCUPATION                                        DIRECTOR SINCE
Steven J. Baker, D.V.M., 52(2)                     Doctor of Veterinary Medicine, Indian                       2000(3)
                                                   River Veterinary Clinic.

Robert E. Churchill, 63                            Chairman of the Board & Chief Executive                     1983
                                                   Officer of the Company.
                                                   Chairman of the Board & Chief Executive
                                                   Officer of the Bank.

James C. Conboy, Jr., 56                           President & Chief Operating Officer of the Company.         1983
                                                   President & Chief Operating Officer of the Bank.
                                                   Former Attorney/Partner, Bodman, Longley & Dahling LLP.

Kathleen M. Darrow, 61(2)                          President/Co-owner of Darrow Bros. Excavating, Inc.         1996
                                                   Retired Group Sales & Special Events Coordinator for
                                                   the Mackinac State Historic Parks.

Thomas J. Ellenberger, 53(2)                       Part Owner, Vice President & Secretary of Albert            1996(5)
                                                   Ellenberger Lumber Co. (retail lumber sales).

Vincent J. Hillesheim, 53(2)                       President of Crusoe's Rivertown Motors, Inc.                1994
                                                   Co-Manager of Crusoe Enterprises, LLC.

John L. Ormsbee, 65(2)                             Sole proprietor of Jack's Sales (auctioneering services).   1980

Francis J. Van Antwerp, Jr., 59(2)                 Vice President of Durocher Marine Division-                 1990
                                                   Kokosing Construction Company, Inc. (marine
                                                   construction).

John P. Ward, 67                                   Secretary of the Company.                                   1994
                                                   Retired Senior Vice President of the Company and
                                                   Senior Vice President & Cashier of the Bank.

(1) Any service as a director prior to 1985, the year the Company was formed, would have been as a director of the Bank. Since 1985, all directors of the Company also have been directors of the Bank.

(2) Member of the Audit Committee.

(3) Director of the Bank since December, 1999.

(4) Director of the Bank since January, 1996.

(5) Director of the Bank since August, 1995.

INFORMATION ABOUT THE EXECUTIVE OFFICERS OF THE COMPANY IS SET FORTH BELOW.

Name and Age                        Position
------------                        --------
Robert E. Churchill, 63             Chairman and Chief Executive Officer of the
                                    Company and Citizens National Bank of
                                    Cheboygan. Mr. Churchill has been an officer
                                    of the Company since its inception in 1985
                                    and an employee of the Bank since 1975. He
                                    has been in his current position for more
                                    than 15 years.

James C. Conboy, Jr., 56            President and Chief Operating Officer of the
                                    Company and Citizens National Bank of
                                    Cheboygan. Mr. Conboy joined the Company and
                                    the Bank during 1998. He has been in his
                                    current position for more than 5 years.

Susan A. Eno, 49                    Executive Vice President of the Company;
                                    Executive Vice President and Cashier of
                                    Citizens National Bank of Cheboygan. Ms. Eno
                                    has been an officer of the Company since
                                    1996 and an employee of the Bank since 1971.
                                    She has been in her current position for
                                    more than 7 years.

Douglas W. Damm, 50                 Senior Vice President of the Company and
                                    Citizens National Bank of Cheboygan. Mr.
                                    Damm has been an officer of the Company
                                    since 2003 and an employee of the Bank since
                                    1987. He has been in his current position
                                    for more than 16 years.

John F. Ekdahl, 53                  Senior Vice President of the Company and
                                    Citizens National Bank of Cheboygan. Mr.
                                    Ekdahl has been an officer of the Company
                                    since 1993 and an employee of the Bank since
                                    1987. He has been in his current position
                                    for more than 10 years.

John P. Ward, 67                    Secretary of the Company. Mr. Ward retired
                                    from the Bank during 1998.

Irene M. English, 44                Treasurer of the Company; Vice President and
                                    Controller of Citizens National Bank of
                                    Cheboygan. Ms. English was appointed an
                                    officer of the Company during 1998 and has
                                    been an employee of the Bank since 1985.

AUDIT COMMITTEE.

The Board of Directors of the Company has an Audit Committee. Its membership is comprised of Directors Hillesheim (who serves as Chairman), Baker, Darrow, Ellenberger, Ormsbee and Van Antwerp. All members qualify as "independent directors" under the NYSE listing standards. Under the Sarbanes-Oxley Act of 2002 and implementing Securities and Exchange Commission rules, the Company is required to disclose whether the Audit Committee has at least one member who qualifies as an "audit committee financial expert" as that term is defined in the rules. Based on the exacting criteria set forth in the Securities and Exchange Commission rules, the Board of Directors has determined that no independent member of the Board of Directors qualifies as an "audit committee financial expert". The present members of the Audit Committee have 66 years of combined service on the Audit Committee. All of the members are financially literate and at least one of the members has expertise in accounting and other aspects of financial management. Considering this experience and expertise and other relevant issues, the Board of Directors believes that the Audit Committee can effectively fulfill its duties and obligations and has determined that appointing an additional director or retaining an individual who would meet the qualifications of an "audit committee financial expert" is neither necessary nor reasonable at this time.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers, and any persons beneficially owing more than 10% of the Company's common stock to file reports of ownership and changes in ownership of shares of common stock with the Securities and Exchange Commission. Based upon a review of the Forms 3 and 4 and amendments thereto furnished to the Company during 2003 and Form 5 and amendments thereto furnished to the Company with respect to 2003, and written representations by each director and executive officer, the Company believes that all of the required reports were filed by such persons during 2003.

CODE OF ETHICS.

The Company has adopted a Senior Financial Officers Code of Ethics that applies to the Company's chief executive officer, treasurer, controller or other senior officers performing similar functions. A copy of the Senior Financial Officers Code of Ethics will be furnished without charge upon written request to:
Corporate Secretary, CNB Corporation, 303 N. Main Street, Cheboygan, Michigan 49721.

NOMINATION FOR DIRECTORS.

In March 2004, the Board of Directors adopted a bylaw provision for the nomination of directors. Beginning with the 2005 Annual Meeting of Shareholders, only persons who are nominated in accordance with that bylaw provision shall be eligible for election as directors. That provision is as follows:

                                  "Article III"

                                   "Directors"

"Section 2. NOMINATION OF DIRECTORS. Nominations of persons for election to the board of directors may be made by or at the direction of the board of directors, by any nominating committee or person appointed by the board of directors, or by any shareholder entitled to vote at a meeting at which one or more directors will be elected who submits timely written notice of any nomination to the secretary of the corporation.

"To be timely, a shareholder's notice shall be delivered to, or mailed and received at, the principal business office of the company not less than ninety
(90) days nor more than one hundred twenty (120) days prior to the scheduled date of the annual meeting of shareholders, regardless of any postponements, deferrals or adjournments of that meeting to a later date. To be timely in the case of a special meeting of the shareholders or in the event that the date of the applicable annual meeting is changed by more than thirty (30) days from its scheduled date, a shareholder's notice must be received no later than the close of business on the tenth (10th) day following the earlier of the day on which notice of the meeting date was mailed or the day public disclosure of the meeting was made.

"To be in proper written form, a shareholder's notice must set forth or include
(1) the name and address, as they appear on the records of the corporation, of the shareholder giving the notice and of the beneficial owner, if any, on whose behalf the nomination is made; (2) a representation that the shareholder giving the notice is a holder of record entitled to vote as such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (3) the class and number of shares of the capital stock of the corporation beneficially owned and of record by the shareholder giving the notice and by the beneficial owner, if any, on whose behalf the nomination is made; (4)any material interest or relationship that the shareholder giving the notice and/or the beneficial owner, if any, on whose behalf the nomination is made may have with each proposed nominee; (5) the name, address age, principal occupation or employment, as such other information for each proposed nominee as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had the nominee been nominated, or intended to be nominated, by the board of directors; and (6) a signed consent of each proposed nominee to serve as a director of the corporation is so elected.

"No person shall be eligible for election as a director unless such person has been nominated in accordance with the procedures prescribed herein. If the facts warrant, the person presiding at the meeting will determine and declare to the meeting that a nomination does not satisfy the foregoing requirements and the defective nomination shall be disregarded. Nothing in this Section shall be construed to affect the requirement for proxy statements of the corporation under Regulation 14A of the Securities Exchange Act of 1934, as amended."

ITEM 11-EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

The following table sets forth the compensation received by the named executives for each of the calendar years shown.

                               ANNUAL COMPENSATION

Name and Principal                                                             401 (k)        Other
     Position                       Year          Salary          Bonus         Match      Compensation
Robert E. Churchill                 2003       $170,000(1)       $117,256      $9,465         $8,178
Chairman & Chief                    2002       $165,000(1)       $103,016      $8,128         $6,487
Executive Officer                   2001       $160,000(1)       $ 88,912      $6,690         $5,317

James C. Conboy, Jr.                2003       $135,000(1)       $ 39,085      $5,203         $7,139
President & Chief                   2002       $129,000(1)       $ 20,603      $4,593         $7,076
Operating Officer                   2001       $124,000(1)       $ 17,782      $4,102         $6,652

Susan A. Eno                        2003       $ 88,500          $ 15,000      $3,136         $1,410
Executive Vice President
& Cashier

(1)Included compensation and $4,000 deferred annual director fee.

Pension Plan Table

The defined benefit retirement plan covers employees over 20 years of age with more than six months of eligible service. Normal retirement age is 65. Participants receive credit for 1.1% of average compensation multiplied by years of credited benefit service, plus .65% of average compensation in excess of covered compensation multiplied by years of credited benefit service (maximum of 35 years).

                                YEARS OF SERVICE

Remuneration             15              20                 25                30            35
  100,000              19,986          26,648             33,310            39,972        46,634
  125,000              26,548          35,398             44,247            53,097        61,946
  150,000              33,111          44,148             55,185            66,222        77,259
  175,000              39,673          52,898             66,122            79,347        92,571
  200,000              46,236          61,648             77,060            92,472       107,884
  225,000              46,236          61,648             77,060            92,472       107,884

The law in effect throughout 2003 limited remuneration considered for benefit purposes to $200,000. Covered remuneration for the named executives who participated in the plan is $200,000 for Mr. Churchill, $170,085 for Mr. Conboy and $103,500 for Mrs. Eno. As of December 31, 2003, Mr. Churchill was credited with 28.83 years of service, Mr. Conboy was credited with 5 years of service and Mrs. Eno was credited with 32.08 years of service. The annual benefit is based upon a 10-year period certain and life annuity and is not subject to any deduction for Social Security or other offset amounts.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                           % of Total                                    Potential Realized
                                            Options/                                      Value at Assumed
                          Number of           SARs                                         Annual Rates of
                          Securities       Granted to                                       Stock Price
                          Underlying       Employees       Exercise or                    Appreciation for
                          Options/SAR      in Fiscal          Base          Expire.         Option Term
Name                        Granted          Year             Price          Date                5%            10%
James C. Conboy, Jr.         1,050            12.60%           $51          12/24/13           56,228         58,905

Susan A. Eno                   945            11.30%           $51          12/24/13           50,605         53,014

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

The following table sets forth the options exercised by the named executives under the CNB Corporation 1996 Stock Option Plan during the fiscal year ended December 31, 2003 and the value of unexercised options as of such date.

                                                          NUMBER OF SECURITIES                    VALUE OF
                            SHARES                       UNDERLYING UNEXERCISED           UNEXERCISED IN-THE-MONEY
                           ACQUIRED                        OPTIONS AT FISCAL                OPTIONS AT FISCAL YEAR
                              ON          VALUE               YEAR END(1)                          END(2)
NAME                       EXERCISE      REALIZED     EXERCISABLE    UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
Robert E. Churchill
Chairman & Chief
Executive Officer              0            0            5,149               0            $54,311              $0

James C. Conboy, Jr.
President & Chief
Operating Officer              0            0            4,882           1,050            $(1,529)         $2,551

Susan A. Eno
Executive Vice
President                      0            0            3,983             945            $57,702          $2,296

(1)The number of shares shown have been adjusted to reflect three 5% stock dividends.

(2)The value shown is calculated by determining the difference between the fair market value of the common stock and the exercise price of the options (adjusted for stock dividends) at fiscal year end. For purposes of this value, fair market value is deemed to be $51.00 per share, the price at which the stock last traded on or before December 31, 2003.

Report on Executive Compensation

The Company's compensation program for executive officers is administered by the entire Board of Directors, including Robert E. Churchill, Chairman & Chief Executive Officer; James C. Conboy, Jr., President & Chief Operating Officer; and John P. Ward, Secretary. At present, all officers of the Company, with the exception of Mr. Ward, the Company's Secretary, are also officers of the Bank, and although they receive compensation from the Bank in their capacity as officers of the Bank, they receive no separate cash compensation from the Company. Mr. Ward receives no compensation as Secretary of the Company.

The Board of Directors has developed and implemented compensation plans which seek to align the financial interests of the Company's senior officers with those of its shareholders. The Company's executive compensation program is comprised of three primary components: base salary, annual cash incentive bonus opportunities and longer-term incentive opportunities in the form of stock option awards. Executives also participate in the Bank's 401(k) Savings Plan and Pension Plan and are eligible to participate in the Bank's 1997 Deferred Compensation Plan.

To attract and retain officers with exceptional abilities and talent, annual base salaries are set to provide competitive levels of compensation recognizing individual performance and achievements. Annual cash incentive bonuses are used to reward senior officers and other key employees for individual performance, accomplishments and achievement of annual business targets. A significant portion of career compensation for senior officers is linked to corporate performance through stock option awards.

The Board of Directors determines the annual base salary, incentive bonus and stock option awards for the Chief Executive Officer. Annual base salary, incentive bonus and stock option awards with respect to the Company's other senior officers are recommended by the Chief Executive Officer to, and ultimately determined by, the Board of Directors. All recommendations of the Chief Executive Officer were approved by the Board of Directors for the most recent calendar year.

In evaluating the performance of and determining the annual base salary, incentive bonus and stock option awards for the Chief Executive Officer and other senior management, the Board of Directors takes into account management's contribution to the long-term success of the Company. The Board of Directors considers return to shareholders to be primary in measuring financial performance. The mission of the Company is to maximize long-term return to shareholders consistent with its commitments to maintain the safety and soundness of the Company and the Bank and provide the highest possible service at a fair price to the customers and communities that it serves. The Board of Directors has taken these subjective and qualitative factors into account, along with other quantitative measures of corporate performance, in establishing the base salary, incentive bonus and stock option awards for the Chief Executive Officer and the Company's other senior management, giving at least equal weight to the subjective and qualitative factors and no particular weight to any given factor. The determination of the size of stock option awards is based upon a subjective analysis of each recipient's position within the organization, his or her individual performance and his or her growth potential within the organization.

The Board of Directors primarily considers five quantitative measures of corporate performance in establishing the compensation to be paid to the Chief Executive Officer and the Company's other senior management. These measures of corporate performance are: (i)after-tax earnings and earnings growth;
(ii)capital position; (iii)quality of the Bank's loan portfolio; (iv)targeted as compared to actual operating performance; and (v)the Company's performance and financial condition as compared to that of its Federal Reserve Bank peer group. These measures were considered by the Board of Directors in determining each component of executive compensation, with particular weight being given to after-tax earnings and earnings growth. The Board of Directors also takes into consideration compensation levels at comparable financial institutions based on various general and targeted compensation surveys of peer group commercial banks with total assets between $100 and $500 million located in the Midwest United States and the state of Michigan.

Submitted by the Board of Directors:

Steven J. Baker
Robert E. Churchill
James C. Conboy, Jr.
Kathleen M. Darrow
Thomas J. Ellenberger
Vincent J. Hillesheim
John L. Ormsbee
Francis J. Van Antwerp, Jr.
John P. Ward

Compensation of Directors

All directors initially elected prior to January 1, 1994 participate in the Citizens National Bank of Cheboygan 1985 Directors' Deferred Compensation plan in lieu of current payment of director fees. The plan was adopted by the Bank in 1985 and in 1993 participation in the plan was closed to directors initially elected after January 1, 1994. The plan provides for retirement and death benefits to be paid to the participating directors by the Bank over a minimum of fifteen years. The Bank is the owner and beneficiary of life insurance policies which are structured to fund the Bank's obligations under the terms of the plan.

Directors initially elected after January 1, 1994, may participate in the Citizens National Bank of Cheboygan 1997 Deferred Compensation Plan. The plan was adopted by the Bank effective September 1, 1997. The plan permits deferral of all or any portion of your current director fees. Amounts deferred are credited with interest at a rate equal to the Bank's "yield on earning assets" as calculated at year end of the prior year. Upon separation for any reason of the services of a participating director from the Bank, the director will be entitled to receive the balance of his or her account either in a lump sum or in approximately equal installments over a period of ten years.

During 2003 directors participating in the 1985 Directors' Deferred Compensation Plan received a deferred annual retainer of $4,000 for services on the Board of Directors of the Company and the Bank. Directors not eligible to participate in the 1985 Directors' Deferred Compensation Plan received a quarterly retainer of $2,250 for service on the two Boards. Directors are not compensated for attendance at Board or Committee meetings, but are reimbursed for travel expenses for meetings attended.

Performance Graph

Set forth below is a line graph comparing yearly percentage change in the cumulative total shareholder return on the Company Common Stock (based on the last reported sales price of the respective year) with the cumulative total return of the NASDAQ

Stock Market Index(United States stock only) and the NASDAQ Bank Stock Index. The following information is based on an investment of $100 on December 31, 1998, with dividends reinvested quarterly.

                           1998      1999       2000       2001       2002      2003
CNB Corporation            $100      $172       $136       $142       $134      $142
NASDAQ Stock Market         100       185        112         89         61        92
NASDAQ Bank Stock           100        96        110        119        122       157


                                  [LINE CHART]

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 19, 2004, with respect to those persons known by the Corporation to be the beneficial owner of more than five percent(5%) of the Corporation's outstanding common stock.

                  AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)

                              Sole Voting        Shared Voting        Total
Name and Address of         and Dispositive      or Dispositive     Beneficial     Percent of
Beneficial Owner                Power               Power(2)         Ownership        Class
Dessie M. Ormsbee
P.O. Box 5157
Cheboygan, MI 49721            37,279               37,279             74,558         5.99%

(1) The number of shares stated include shares personally owned of record by that person and shares which, under applicable regulations, are considered to be otherwise beneficially owned by that person. Under these regulations, a beneficial owner of a security includes any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power or dispositive power with respect to the security. Voting power includes the power to vote or direct the voting of the security. Dispositive power includes the power to dispose or direct the disposition of the security. A person will also be considered the beneficial owner of a security if the person has a right to acquire beneficial ownership of the security within 60 days.

(2)These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust, or other contract or property right, and shares held by spouses and children over whom the listed person may have substantial influence by reason of relationship.

The following table sets forth certain information as of March 19, 2004, as to the common stock of the Company owned beneficially by each director and nominee for director, each named executive officer, and by all directors and executive officers of the Company as a group.

                  AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)

                                  SOLE VOTING            SHARED VOTING             TOTAL
        NAME OF                     AND/OR                   AND/OR              BENEFICIAL      PERCENT OF
   BENEFICIAL OWNER            DISPOSITIVE POWER      DISPOSITIVE POWER(2)       OWNERSHIP         CLASS
Steven J. Baker                                              1,716                  1,716            *

Robert E. Churchill                                         17,563                 22,712 (3)      1.42%

James C. Conboy, Jr.                                         9,006                 14,938 (3)        *

Kathleen M. Darrow                   2,415                                          2,415            *

Thomas J. Ellenberger                3,379                  10,086                 13,465          1.08%

Vincent J. Hillesheim               23,829                   1,179                 25,008          2.01%

John L. Ormsbee                     14,681                  14,681                 29,362          2.36%

Francis J. Van Antwerp, Jr.            736                   7,217                  7,953           *

John P. Ward                                                 3,919                  3,919           *

All directors and officers
as a group (12 persons)             45,995                  69,591                126,667 (4)     10.17%

* Less than 1%

(1)The number of shares stated include shares personally owned of record by that person and shares which, under applicable regulations, are considered to be otherwise beneficially owned by that person. Under these regulations, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power or dispositive power with respect to the security. Voting power includes the power to vote or direct the voting of the security. Dispositive power includes the power to dispose or direct the disposition of the security. A person will also be considered the beneficial owner of security if the person has the right to acquire beneficial ownership of the security within 60 days.

(2)These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust, or other contract or property right, and shares held by spouses and children over whom the listed person may have substantial influence by reason of relationship.

(3)Includes 5.149 shares and 5,932 shares that may be acquired within 60 days by Mr. Churchill and Mr. Conboy, respectively, through the exercise of stock options.

(4)Includes 22,991 shares that may be acquired within 60 days by executive officers of the Company through the exercise of stock options.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                           (c)
                                       (a)                                             Number of
                                   Number of                  (b)                 securities remaining
                                 securities to          Weighted-average              available for
                                   be issued            exercise price               future issuance
                                 upon exercise          of outstanding                under equity
                                of outstanding          options, warrants         compensation plans
                               options, warrants           and rights            (excluding securities
     Plan Category                and rights                                    reflected in column (a))
Equity compensation                  39,342                  $44.10                       9,952
plans approved by
security holders

Equity compensation                    None
plans not approved by
security holders

Total                                39,342                  $44.10                       9,952

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Directors and officers of the Corporation, as well as members of their immediate families and the companies, organizations an other entities with which they are associated, have had, and are expected to have in the future, transactions with the Bank. All such transactions are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral requirements on loan transactions, as those prevailing at the same time for comparable transactions with other persons. All such loan transactions do not involve more than normal risk of collectibility or present other unfavorable features and, when required, are approved by the Board of Directors.

Director Conboy serves of counsel to the law firm of Bodman, Longley & Dahling LLP which provided legal services to the Corporation and the Bank during 2003. It is anticipated that Bodman, Longley & Dahling LLP will continue to furnish legal services in the future.

Director Ward served as a consultant to, and worked on various projects for, the Bank during 2003 and was compensated $7,200 for his services.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In 2003, Crowe Chizek and Company LLC performed audit and audit related services for the Company and the Bank, which included examination of the consolidated financial statements of the Company and consultation on accounting and reporting matters.

Crowe Chizek and Company LLC has served as the independent internal external auditors for the Bank since 1980 and for the Company since its formation in 1985 and the Audit Committee has selected Crowe Chizek and Company LLC to serve as the Company's independent external auditors for 2004.

Aggregate fees billed to the Company by Crowe Chizek and Company LLC, for the years ended December 31, 2003 and 2002 were as follows:

                              2003              2002
Audit Fees                $42,754.00        $39,377.00
Audit-Related Fees              0.00              0.00
Tax Fees                    7,000.00          6,900.00
All Other Fees              1,000.00              0.00

Tax fees relate to tax return preparation and tax consulting. All other fees for 2003 were for determination of expense under the 1985 Directors Deferred Compensation Plan.

All of the services provided by the Company's independent external auditors set forth above were approved by the Audit Committee.

The Audit Committee will annually review and pre-approve the services that may by provided by the independent external auditors without obtaining specific pre-approval from the Audit Committee. The Audit Committee may change the list of general pre-approved services from time to time based on subsequent determinations.

Under no circumstances will the Audit Committee delegate its authority or responsibilities to pre-approve services performed by the independent external auditors to management.

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

      Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

      Notes to Consolidated Financial Statements.

      Independent Auditor's Report dated February 12, 2004.

      (2) Financial Statement Schedules. Not applicable

      (3) Exhibits.

         (3a) Articles of Incorporation. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996 and hereby incorporated by reference.

         (3b) By-laws as amended through March 25, 2004 (filed herewith).

         (11) Statement regarding computation per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 2003, which was previously filed as Exhibit 13 to the Company's Form 10-K for the fiscal year ended December 31, 2003 filed March 30, 2004, and is hereby incorporated by reference.

         (13) Annual report to shareholders for the year ended December 31, 2003. Previously filed as as Exhibit 13 to the Company's Form 10-K for the fiscal year ended December 31, 2003 filed March 30, 2004, and hereby incorporated by reference.

         (21) Subsidiaries of the Company. Previously filed as Exhibit 21 to the Company's Form 10-K for the fiscal year ended December 31, 2004 filed March 30, 2004, and hereby incorporated by reference.

         (23) Consent of Independent Auditors. Previously filed as Exhibit 23 to the Company's Form 10-K for the fiscal year ended December 31, 2003 filed March 30, 2004, and hereby incorporated by reference.

         (31.1) Certification of Chief Executive Officer (filed herewith).

         (31.2) Certification of Chief Financial Officer (filed herewith).

         (32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

                                        CNB CORPORATION
                                         (Registrant)

Date December 20, 2004

/s/ James C. Conboy, Jr.
--------------------------------------
James C. Conboy, Jr.
President and Chief Executive Officer

                                  EXHIBIT INDEX

         (3a) Articles of Incorporation. Previously filed as an exhibit to the registrant's Form 10-KSB filed April 26, 1996 and hereby incorporated by reference.

         (3b) By-laws as amended through March 25, 2004 (filed herewith).

         (11) Statement regarding computation per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 2003 contained in its annual report to shareholders for the year ended December 31, 2003, which was previously filed as Exhibit 11 to the Company's Form 10-K for the fiscal year ended December 31, 2003 filed March 30, 2004, and is hereby incorporated by reference.

         (13) Annual report to shareholders for the year ended December 31, 2003. Previously filed as Exhibit 13 to the Company's Form 10-K for the fiscal year ended December 31, 2003 filed March 30, 2004, and hereby incorporated by reference.

         (21) Subsidiaries of the Company. Previously filed as Exhibit 21 to the Comapany's Form 10-K for the fiscal year ended December 31, 2003 filed March 30, 2004, and hereby incorporated by reference.

         (23) Consent of Independent Auditors. Previously filed as Exhibit 23 to the Company's Form 10-K for the fiscal year ended December 31, 2003 filed March 30, 2004, and hereby incorporated by reference.

         (31.1) Certification of Chief Executive Officer (filed herewith).

         (31.2) Certification of Chief Financial Officer (filed herewith).

         (32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).