Form 10-K
period 2004-12-31
CNB CORP /MI/
filed 2005-03-31
CIK 779125

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                         Commission file number 0-28388

                                 CNB COPORATION
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicated by check mark if registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                    Yes [ ]        No [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $ 57,371,000.

As of March 4, 2005 there were outstanding 1,237,794 shares of the registrant's common stock, $2.50 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant's annual report to security holders for fiscal year ended December 31, 2004 are incorporated by reference in Part I and
Part II of this report, and specified portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 17, 2005 are incorporated by reference in Part III of this report.

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

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1-BUSINESS

CNB Corporation (the Company) was incorporated in June, 1985 as a business corporation under the Michigan Business Corporation Act, pursuant to the authorization and direction of the Board of Directors of the Citizens National Bank of Cheboygan (the Bank).

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act with the Bank as its wholly-owned subsidiary. The Bank was acquired by the Company effective December 31, 1985. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve Board. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities and activities of any subsidiaries to the business of banking or such other activities which are closely related to the business of banking.

During 2001, the Company, through its subsidiary, the Bank, formed the CNB Mortgage Corporation. Residential mortgages were transferred to the new subsidiary in October, 2001. The change had no impact on our customers who continue to have their loans serviced locally by our Bank.

The Bank offers a full range of banking services to individuals, partnerships, corporations, and other entities. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers.

The Bank's lending function provides a full range of loan products. These include real estate mortgages, secured and unsecured commercial and consumer loans, check credit loans, lines of credit, home equity loans and construction financing. The Bank also participates in specialty loan programs through the Michigan State Housing Development Authority, Small Business Administration, Federal Home Loan Mortgage Corporation, Farm Service Agency and Mortgage Guaranty Insurance Corporation. Through correspondent relationships, the Bank also makes available credit cards and student loans. The Bank's loan portfolio is over 57% residential real estate mortgages on both primary and secondary homes. The borrower base is very diverse and loan to value ratios are generally 80% or less. The commercial loan portfolio accounts for approximately 6% of total loans. Agricultural lending is minimal and secured by real estate. Construction lending is predominately residential, with only an occasional "spec" home or commercial building. Unsecured lending is very limited and personal guarantees are required on most commercial loans.

The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold its long term fixed rate residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation (FHLMC). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled approximately $70 million at December 31, 2004.

Banking services are delivered through five full-service banking offices and three drive-in branches plus nine automated teller machines in Cheboygan, Emmet and Presque Isle Counties, Michigan. The business base of the counties is primarily tourism with light manufacturing. The Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participations, and the purchase and sale of federal funds and other similar services.

Under various agency relationships, the Bank provides trust and discount brokerage services and mutual fund, annuity and life insurance products to its customers.

In its primary market, which includes Cheboygan County and parts of Emmet, Mackinac, Presque Isle and Montmorency Counties, the Bank is one of three principal banking institutions. One is a member of a multi-bank holding company with substantially more assets than the Company, while the other is an independent community bank. There are also two credit unions, one savings and loan association and a brokerage firm.

As of December 31, 2004, the Bank employed 69 full-time and 16 part-time employees. This compares to 67 full-time and 17 part-time employees as of December 31, 2003. Neither the Company nor CNB Mortgage Corporation has any full-time employees. Their operation and business are carried out by officers and employees of the Bank who are not compensated by the Company.

Disclosure relating to the Distribution of Assets, Liabilities and Stockholders'Equity; Interest rates and Interest differential is presented on pages 38-39 of Registrant's 2004 Annual Report which is incorporated herein by reference.

SECURITIES

The year end fair values and related gross unrealized gains and losses for securities available for sale, were as follows:

AVAILABLE FOR SALE

                                                           Gross          Gross
                                           Fair         Unrealized      Unrealized
                                          Value            Gains          Losses
                                                       (In thousands)
2004
  U.S. government
   and agencies                        $     56,786     $        20     $     (431)
  Mortgage-backed                             3,149               8              -
  State and municipal                        18,345             255            (17)
                                       ------------     -----------     ----------
                                       $     78,280     $       283     $     (448)
                                       ============     ===========     ==========

2003
  U.S. government and
    agencies                           $     48,802     $       363     $      (28)
  State and municipal                        26,915             638             (8)
                                       ------------     -----------     ----------
                                       $     75,717     $     1,001     $      (36)
                                       ============     ===========     ==========

2002
  U.S. government and
   agencies                            $     26,989     $       687     $         -
  State and municipal                        30,544             866            (41)
                                       ------------     -----------     ----------
                                       $     57,533     $     1,553     $      (41)
                                       ============     ===========     ==========

The year end carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

HELD TO MATURITY

                                                Gross          Gross
                                 Carrying    Unrecognized   Unrecognized    Fair
                                  Amount        Gains          Losses      Value
                                                  (In thousands)
2004
       State and municipal      $    4,621   $         55   $       (13)  $  4,663
                                ==========   ============   ===========   ========

2003
       State and municipal      $    4,892   $        117   $         -   $  5,009
                                ==========   ============   ===========   ========

2002
       State and municipal      $    5,615   $        140   $         -   $  5,755
                                ==========   ============   ===========   ========

Scheduled maturities of the fair value of securities available for sale and the carrying amount of held to maturity securities at December 31, 2004, were as follows:

                                       Due in       Due from        Due from           Due
                                      One year       One to         Five to         After ten
                                      Or less      Five years      Ten years          years         Total
                                                                 (In thousands)
U.S. Government and
   agencies                         $   11,031    $    45,755    $          -      $         -    $  56,786
Mortgage-backed                              -              -           3,149                -        3,149
State and municipal                      7,730          9,600           1,725            3,911       22,966
                                    ----------    -----------    ------------      -----------    ---------
                                    $   18,761    $    55,355           4,874      $     3,911    $  82,901
                                    ==========    ===========    ============      ===========    =========

Yield                                     3.01%          2.93%           4.01%            3.54%        3.04%
                                    ==========    ===========    ============      ===========    =========

The Company held securities exceeding 10% of shareholders' equity for the following states (including its political subdivisions) at December 31, 2004:

                         Book                         Fair
                        Value                        Value
Michigan               $ 10,423                     $ 10,629

LOANS

The following is a summary of loans at December 31:

                                                2004          2003            2002          2001            2000
                                                                          (In thousands)
Residential real estate                    $    83,364    $      89,042   $     92,653    $    84,588    $   77,823
Consumer                                         8,699            9,660         11,270         11,767        12,155
Commercial real estate                          43,336           35,258         31,581         26,536        26,571
Commercial                                       9,220            9,540         10,824         11,912        11,193
                                           -----------    -------------   ------------    -----------    ----------
                                               144,619          143,500        146,328        134,803       127,742
Deferred loan origination fees, net                (11)             (15)           (22)           (30)          (41)
Allowance for loan losses                       (1,350)          (1,575)        (1,669)        (1,667)       (1,652)
                                           -----------    -------------   ------------    -----------    ----------
                                           $   143,258    $     141,910   $    144,637    $   133,106    $  126,049
                                           ===========    =============   ============    ===========    ==========

Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding excluding residential real estate and consumer loans at December 31, 2004, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity of changes in interest rates.

                                                     Total
                                                 (In thousands)
In one year or less                              $     22,198
After one year but within five years
  Interest rates are floating or adjustable                 -
  Interest rates are fixed or predetermined            25,910
After five years

  Interest rates are floating or adjustable                 -
  Interest rates are fixed or predetermined             4,448
                                                 ------------
                                                 $     52,556
                                                 ============

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

                                                  2004             2003            2002          2001           2000
                                                                       (Dollars in thousands)
Balance at the beginning of the period         $      1,575   $       1,669   $      1,667   $      1,652   $       1,583

Less Charge-offs:
   Residential real estate                               33               8              -              -               -
   Consumer                                              43              98             49             84              86
   Commercial real estate                                 -               -              -              -               -
   Commercial                                           166               -              1              3               -
                                               ------------   -------------   ------------   ------------   -------------
Total charge-offs                                       242             106             50             87              86
                                               ------------   -------------   ------------   ------------   -------------

Recoveries:
   Residential real estate                                1               1              -              3              14
   Consumer                                               8              11             52             15              28
   Commercial real estate                                 -               -              -              -               2
   Commercial                                             8               -              -              1               1
                                               ------------   -------------   ------------   ------------   -------------
Total recoveries                                         17              12             52             19              45
                                               ------------   -------------   ------------   ------------   -------------
Net charge-offs                                         225              94             (2)            68              41
                                               ------------   -------------   ------------   ------------   -------------
Provision charged to expense                              -               -              -             83             110
                                               ------------   -------------   ------------   ------------   -------------
Allowance for loan losses, end of  period      $      1,350   $       1,575   $      1,669   $      1,667   $       1,652
                                               ============   =============   ============   ============   =============

Total loans outstanding at end of
   period                                      $    144,619   $     143,500   $    146,328   $    134,803   $     127,742

Average total loans outstanding for
   the year                                    $    143,800   $     146,330   $    143,840   $    128,913   $     124,732

Ratio of net charge-offs to daily
  average loans outstanding                            0.16%           0.06%          0.00%          0.05%           0.03%

Ratio of net charge-offs to total
   loans outstanding                                   0.16%           0.07%          0.00%          0.05%           0.03%

The allocation of the allowance for loan losses for the years ended December 31 is:

                               Residential                        Commercial
                               Real Estate         Consumer       Real Estate         Commercial    Unallocated      Total
                                                                  (Dollars in thousands)
2004 Allowance amount            $ 223             $  39           $   118              $  74         $  896        $ 1,350
     % of Total loans             57.6%              6.0%             30.0%               6.4%                        100.0%

2003 Allowance amount            $ 258             $  48           $    88              $  49         $1,132        $ 1,575
     % of Total loans             62.1%              6.7%             24.6%               6.6%                        100.0%

2002 Allowance amount            $ 244             $  32           $    79              $  45         $1,269        $ 1,669
     % of Total loans             61.8%              7.7%             23.1%               7.4%                        100.0%

2001 Allowance amount            $ 219             $  44           $    65              $  30         $1,309        $ 1,667
     % of Total loans             62.8%              8.7%             19.7%               8.8%                        100.0%

2000 Allowance amount            $ 218             $  79           $    67              $  64         $1,224        $ 1,652
     % of Total loans             60.9%              9.5%             20.8%               8.8%                        100.0%

The review of the loan portfolio revealed no undue concentrations of credit, however, the portfolio continues to be concentrated in residential real estate mortgages and highly dependent upon the tourist industry for the source of repayment. Because the reliance on tourism is both primary, (i.e. loans to motels, hotels, and restaurants, etc.) and secondary (i.e. loans to employees of tourist related businesses), it is difficult to assess a specific dollar amount of inherent loss potential. Likewise, the residential real estate market has been stable or increasing, so inherent loss potential in this concentration is also difficult to reasonably assess. Therefore, the tourism industry and residential real estate mortgage concentrations are considered in establishing the allowance for loan loss.

The following is a summary of nonaccrual, past due and restructured loans as of December 31:

                                           2004         2003           2002          2001          2000
                                                                 (In thousands)
Nonaccrual loans                        $       -     $       -     $       -     $       -     $     181
Loans past due 90 days or more                674           408           114           647            81
Troubled debt restructurings                    -             -             -             -             -
                                        ---------     ---------     ---------     ---------     ---------
                                        $     674     $     408     $     114     $     647     $     262
                                        =========     =========     =========     =========     =========

DEPOSITS

The following table presents the remaining maturity of time deposits individually exceeding $100,000 at December 31, 2004. Dollars are reported in thousands.

3 Months or less                   $   2,505
Over 3 Months to 6 Months              2,958
Over 7 Months through 12 Months        3,174
Over 12 Months                         6,114
                                   ---------
                                   $  14,751
                                   =========

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included in page 1 of Registrant's 2004 Annual Report, which is incorporated herein by reference.

SUPERVISION AND REGULATION

As a bank holding company within the meaning of the Bank Holding Company Act, the Company is required to file quarterly and annual reports of its operations and such additional information as the Federal Reserve Board may require and is subject, along with its subsidiary, to examination by the Federal Reserve Board. The Federal Reserve Board is the primary regulator of the Company.

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

Under current regulations of the Federal Reserve Board, a holding company and its nonbank subsidiaries are permitted, among other activities, to engage, subject to certain specified limitations, in such banking related business as consumer finance, equipment leasing, computer service bureau and software operations, data processing, discount securities brokerage, mortgage banking and brokerage, sale and leaseback, and other forms of real estate banking. The Bank Holding Company Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies.

In addition, Federal legislation prohibits acquisition of "control" of a bank or bank holding company without prior notice to certain federal bank regulators. "Control" in certain cases may include the acquisition of as little as 10% of the outstanding shares of capital stock.

The Company's cash revenues are derived primarily from dividends paid by the Bank. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends declared by the bank in any calendar year exceeds the total bank's retained net income for the current year and retained net income for the preceding two years. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized."

The Bank is a national banking association and as such is subject to the regulations of, and supervision and regular examination by, the Office of the Comptroller of the Currency ("OCC"). Deposit accounts of the bank are insured by the

Federal Deposit Insurance Corporation ("FDIC"). Requirements and restrictions under the laws of the State of Michigan and Title 12 of the United States Code include the requirements that banks maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by a bank, and the interest that may be charged thereon, restrictions on the payment of interest on certain deposits, and restrictions relating to investments and other activities of a bank. The Federal Reserve Board has established guidelines for risk based capital by bank holding companies. These guidelines establish a risk adjusted ratio relating capital to risk-weighted assets and off-balance sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of capital requirements.

An analysis of the Company's regulatory capital requirements at December 31, 2004 is presented on page 24 of the Registrant's 2004 Annual Report in Note 14 Regulatory Capital to the Company's consolidated financial statements, which is incorporated herein by reference.

ITEM 2-PROPERTIES

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

ITEM 3-LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings other than the routine litigation that is incidental to the business of banking.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5-MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company has no public trading market. All trades are handled on a direct basis between buyer and seller. The Bank acts as the Company's transfer agent. The principal market for the Company's stock consists of existing shareholders, family members of existing shareholders and individuals in the service area.

The information detailing the range of high and low bid information for the Company's common stock and cash dividends declared for each full quarterly period within the two most recent fiscal years can be found under the caption "Financial Highlights" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2004, which is hereby incorporated by reference.

The information which indicates the amount of common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 8 on page 19 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2004, which is hereby incorporated by reference.

There are approximately 998 shareholders of record of common stock of the Company as of January 31, 2005.

During 2004, the Company declared regular dividends of $1.60 per share plus a special dividend of $0.60 per share. In 2003, the Company declared regular dividends of $1.53 plus a special dividend of $0.57. These per share statistics have been restated to reflect the 5% stock dividend paid March 12, 2004. The information detailing the cash dividends declared within the two most recent fiscal years can be found under the caption "Financial Highlights" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2004, which is hereby incorporated by reference. These have resulted in a dividend payout ratio averaging 73.9% for the past three years.

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

Issuer Purchases of Equity Securities

Period

                                                              Total                  Approximate
                                                             Number                  Dollar value
                                                           Of shares                  Of shares
                            Total         Average          Purchased                 That may
                           Number of      Price          As part of publicly       Be purchased
                           Shares        Paid per          Announced                Under the plans
                          Purchased       Share          Plans or programs           Or programs
October, 2004                200          $50.00                200                     $86,905

November, 2004              None

December, 2004              None

Total                        200          $50.00                200                     $86,905

The Company adopted a Stock Redemption Program on November 14, 2002 with the provision that it would remain in effect for six months or until $1 million had been expended on the purchase of common stock, whichever shall occur first. The Company extended the program in May 2003 until November 2003. The Company reinstated the program on December 24, 2003 and it will remain in effect until the $1 million originally allocated for common stock purchases is met. As of December 31, 2004, the Company has $86,905 remaining to purchase stock.

ITEM 6-SELECTED FINANCIAL DATA

The information required by this item is included on Page 1 under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2004, which is hereby incorporated by reference.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included on pages 30 through 41 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2004, which is hereby incorporated by reference.

ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included on pages 35 through 36 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2004, which is hereby incorporated by reference.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is included on pages 2 through 29 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2004, which is hereby incorporated by reference.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A-CONTROLS AND PROCEDURES

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

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is included under the captions "Information about Director Nominees," "Committees and Meetings of the Board of Directors," "Code of Ethics," and "Section 16(a) Beneficial Ownership

Reporting Compliance" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 17, 2005, which is hereby incorporated by reference.

Information about the executive officers of the Corporation is set forth below.

     Name and Age                                                 Position
--------------------------                   --------------------------------------------------------
Robert E. Churchill, 64                      Chairman of the Corporation and Citizens National Bank
                                             of Cheboygan. Mr. Churchill retired as Chief Executive
                                             Officer of the Corporation and Citizens National Bank in
                                             May, 2004. He had been in that position for more than
                                             15 years

James C. Conboy, Jr., 57                     Chief Executive Officer and President of the Corporation
                                             and Citizens National Bank of Cheboygan. Mr. Conboy
                                             joined the Corporation and the Bank during 1998. Mr.
                                             Conboy held the position as President and Chief
                                             Operating Officer for more than 5 years. He has been in
                                             his current position since May, 2004.

Susan A. Eno, 50                             Executive Vice President of the Corporation; Executive
                                             Vice President and Cashier of Citizens National Bank of
                                             Cheboygan Ms. Eno has been an officer of the Corporation
                                             since 1996 and an employee of the Bank since 1971. She
                                             has been in her current position for more than 8 years.

Douglas W. Damm, 51                          Senior Vice President of the Corporation and Citizens
                                             National Bank of Cheboygan. Mr. Damm has been an officer
                                             of the Corporation since 2003 and an employee of the
                                             Bank since 1987. He has been in his current position for
                                             more than 17 years.

Jeffrey L. Schmidt, 45                       Senior Vice President of the Corporation and Citizens
                                             National Bank of Cheboygan. Mr. Schmidt joined the Bank
                                             during 2004. He has been in the banking business for
                                             more than 22 years.

John P. Ward, 68                             Secretary of the Corporation. Mr. Ward retired from the
                                             Bank during 1998.

Irene M. English, 45                         Treasurer of the Corporation; Vice President and Controller of
                                             Citizens National Bank of Cheboygan. Ms. English has been an officer of the Corporation since 1998 and an employee of the
                                             Bank since 1985. She has been in her current position for more than 7 years.

ITEM 11-EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Compensation of Executive Officers" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 17, 2005, which is hereby incorporated by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption "Ownership of Common Stock" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 17, 2005, which is hereby incorporated by reference.

The information required by this item is included under the caption "Security Authorized for Issuance Under Equity Compensation Plan Information" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 17, 2005, is hereby incorporated by reference.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 17, 2005, is hereby incorporated by reference.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption "Independent Auditors" in the Company's proxy statement for the Annual Meeting of Shareholders scheduled for May 17, 2005, is hereby incorporated by reference.

PART IV

ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) (1)Financial Statements. The following financial statements, notes to financial statements and independent report of CNB Corporation and its subsidiary are referenced in Item 8 of this report are hereby incorporated by reference:

            Consolidated Balance Sheets-December 31, 2004 and 2003.

            Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002.

            Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002.

            Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

            Notes to Consolidated Financial Statements.

            Report of Independent Registered Public Accounting Firm dated February 10, 2005.

            (2)Financial Statement Schedules. Not applicable

            (3) Exhibits.

                  (3a)Articles of Incorporation. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996.

                  (3b)By-Laws as amended through March 25, 2004. Previously filed as Exhibit 3b to the Company's Form 10-K for the fiscal year ended December 31, 2003 filed December 27, 2004, are hereby incorporated by reference.

                  (11)Statement regarding computation of per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 2004, which is filed as Exhibit 13 to the Company's Form 10-K for the fiscal year ended December 31, 2004, and hereby incorporated by reference.

                  (13)Annual report to shareholders for the year ended December 31, 2004. (filed herewith).

                  (21)Subsidiaries of the Company. (filed herewith).

                  (23)Consent of Independent Registered Public Accounting Firm. (filed herewith).

                  (31.1)Certification of Chief Executive Officer.

                  (31.2)Certification of Chief Financial Officer.

                  (32.1)Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)See Item 15(a)(3) above.

(c)Financial Statement Schedules. Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CNB CORPORATION
                                  (Registrant)

Date: March 24, 2005

/s/ James C. Conboy, Jr.
---------------------------------------
James C. Conboy, Jr.
President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities indicated on March 24, 2005.

/s/ Steven J. Baker                 /s/ Vincent J. Hillesheim           /s/ Douglas W. Damm
-----------------------------       ------------------------------      ----------------------------------
Steven J. Baker                     Vincent J. Hillesheim               Douglas W. Damm
Director                            Director                            Senior Vice President

/s/ Robert E. Churchill             /s/ John L. Ormsbee                 /s/ Jeffrey L. Schmidt
-----------------------------       ------------------------------      ----------------------------------
Robert E. Churchill                 John L. Ormsbee                     Jeffrey L. Schmidt
Director                            Director                            Senior Vice President
Chairman

/s/ James C. Conboy, Jr.            /s/ Francis J. VanAntwerp, Jr.      /s/ Irene M. English
-----------------------------       ------------------------------      ----------------------------------
James C. Conboy, Jr.                Francis J. VanAntwerp, Jr.          Irene M. English
Director                            Director                            Treasurer (Principal Financial
President and Chief Executive                                           Officer and
Principal                                                               Accounting Officer)
Officer

/s/ Kathleen M. Darrow              /s/ John P. Ward
-----------------------------       ------------------------------
Kathleen M. Darrow                  John P. Ward
Director                            Director
                                    Secretary

/s/ Thomas J. Ellenberger           /s/ Susan A. Eno
-----------------------------       ------------------------------
Thomas J. Ellenberger               Susan A. Eno
Director                            Executive Vice President

                                  EXHIBIT INDEX

(3a)Articles of Incorporation. Previously filed as an exhibit to the registrant's Form 10-KSB filed April 26, 1996 and hereby incorporated by reference.

(3b)By-Laws as amended through March 25, 2004. Previously filed as Exhibit 3b to the Company's Form 10-K for the fiscal year ended December 31, 2003 filed December 27, 2004, are hereby incorporated by reference.

(11) Statement regarding computation per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 2004 contained in is annual report to shareholders for the year ended December 31, 2004. (filed herewith)

(13) Annual report to shareholders for the year ended December 31, 2004. (filed herewith)

(21) Subsidiaries of the Company. (filed herewith)

(23) Consent of Independent Registered Public Accounting firm. (filed herewith)

(31.1) Certification of Chief Executive Officer. (filed herewith)

(31.2) Certification of Chief Financial Officer. (filed herewith)

(32.1) Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)