Form 10-Q
period 2005-03-31
CNB CORP /MI/
filed 2005-05-13
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Yes [ ]   No [X]

As of April 14, 2005 there were 1,237,894 shares of the issuer's common stock outstanding.

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands,except per share data)

                                                                                      March 31,          December 31,
                                                                                        2005                 2004
                                                                                    (Unaudited)
ASSETS
Cash and due from banks                                                            $        5,414        $     5,795
Interest-bearing deposits with other financial institutions                                 4,014              2,000
Federal funds sold                                                                          1,217              4,900
                                                                                   --------------        -----------
    Total cash and cash equivalents                                                        10,645             12,695

Securities available for sale                                                              79,181             78,280
Securities held to maturity (market value of $4,218 in 2005 and $4,663 in 2004)             4,208              4,621
Other securities                                                                            6,019              6,050
Loans, held for sale                                                                          600                  -
Loans, net of allowance for loan losses of $1,384 in 2005 and $1,350 in 2004              143,942            143,258
Premises and equipment, net                                                                 4,594              4,600
Other assets                                                                                4,916              4,590
                                                                                   --------------        -----------

        Total assets                                                               $      254,105        $   254,094
                                                                                   ==============        ===========

LIABILITIES
Deposits
    Noninterest-bearing                                                            $       32,999        $    37,289
    Interest-bearing                                                                      192,937            188,122
                                                                                   --------------        -----------
           Total deposits                                                                 225,936            225,411
Other liabilities                                                                           3,995              4,527
                                                                                   --------------        -----------
        Total liabilities                                                                 229,931            229,938
                                                                                   --------------        -----------

SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares authorized; and 1,237,894 and
  1,237,994 shares issued and outstanding in 2005 and 2004                                  3,095              3,095
Additional paid-in capital                                                                 20,469             20,475
Retained earnings                                                                           1,320              1,010
Accumulated other comprehensive income, net of tax                                           (710)              (424)
                                                                                   --------------        -----------
    Total shareholders' equity                                                             24,174             24,156
                                                                                   --------------        -----------

        Total liabilities and shareholders' equity                                 $      254,105        $   254,094
                                                                                   ==============        ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                                          Three months ended
                                                              March 31,
                                                         2005          2004
                                                             (Unaudited)
INTEREST INCOME
    Loans, including fees                              $   2,449     $   2,415
    Securities
        Taxable                                              508           441
        Tax exempt                                           152           187
    Interest on federal funds sold                            52            28
                                                       ---------     ---------
                   Total interest income                   3,161         3,071

INTEREST EXPENSE ON DEPOSITS                                 653           756
                                                       ---------     ---------

NET INTEREST INCOME                                        2,508         2,315

Provision for loan losses                                     30             -
                                                       ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        2,478         2,315
                                                       ---------     ---------

NONINTEREST INCOME
    Service charges and fees                                 220           227
    Net realized gains from sales of loans                    52            62
    Loan servicing fees, net of amortization                  22            33
    Other income                                              55            61
                                                       ---------     ---------
                 Total noninterest income                    349           383

NONINTEREST EXPENSES
    Salaries and benefits                                    793           810
    Deferred compensation                                     75            79
    Pension                                                   78            84
    Hospitalization                                          129           117
    Occupancy                                                212           202
    Supplies                                                  43            46
    Legal and Professional                                    94            68
    Other expenses                                           259           215
                                                       ---------     ---------
                 Total noninterest expense                 1,683         1,621
                                                       ---------     ---------

INCOME BEFORE INCOME TAXES                                 1,144         1,077

Income tax expense                                           339           304
                                                       ---------     ---------

NET INCOME                                             $     805     $     773
                                                       =========     =========

TOTAL COMPREHENSIVE INCOME                             $     519     $     929
                                                       =========     =========

Return on average assets (annualized)                       1.25%         1.22%
Return on average equity (annualized)                      13.32%        12.12%

Basic earnings per share                               $    0.65     $    0.62
Diluted earnings per share                             $    0.65     $    0.62

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

                                                                     Three months ended March 31,
                                                                         2005            2004
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                        $       805     $       773
   Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation and amortization                                         226             300
       Provision for loan losses                                              30               -
       Loans originated for sale                                          (2,809)         (4,195)
       Proceeds from sales of loans originated for sale                    2,240           3,001
       Gain on sales of loans                                                (52)            (62)
       Increase in other assets                                             (270)           (208)
       Increase (decrease) in other liabilities                             (193)            263
                                                                     -----------     -----------
           Total adjustments                                                (828)           (901)
                                                                     -----------     -----------
              Net cash used in operating activities                          (23)           (128)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale               4,513           7,618
   Purchase of securities available for sale                              (6,186)        (10,408)
   Proceeds from maturities of securities held to maturity                   413             265
   Proceeds from maturities of other securities                               40              40
   Purchase of other securities                                               (9)           (110)
   Net change in portfolio loans                                            (714)         (1,079)
   Premises and equipment expenditures                                      (108)           (355)
                                                                     -----------     -----------
              Net cash used in investing activities                       (2,051)         (4,029)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase(decrease) in deposits                                        525          (2,982)
   Dividends paid                                                           (495)         (1,186)
   Net proceeds from exercise of stock options                                 4              24
   Purchases of common stock                                                 (10)            (15)
                                                                     -----------     -----------
              Net cash provided by (used in) financing activities             24          (4,159)
                                                                     -----------     -----------

Net change in cash and cash equivalents                                   (2,050)         (8,316)

Cash and cash equivalents at beginning of year                            12,695          17,065
                                                                     -----------     -----------

Cash and cash equivalents at end of period                           $    10,645     $     8,749
                                                                     ===========     ===========

Cash paid during the period for:

   Interest                                                          $       631     $       749
   Income taxes                                                      $        24     $       382

See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation. All significant intercompany accounts and transactions are eliminated in consolidation. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 2004.

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

Stock Compensation: The following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is equivalent to the market price of the underlying stock at the stock grant date; therefore no compensation expense has been recorded for stock options granted. FAS123R requires all public companies to record compensation for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employees service period, which is normally the vesting period of the options. Options vest over one year. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted.

                                                   2005          2004
                                                ----------    ----------
Net income as reported                          $      805    $      773
Deduct: Stock based compensation expense
  determined under fair value method                     -           (11)
                                                ----------    ----------
Proforma net income                                    805           762

      Basic earnings per share as reported      $     0.65    $     0.62
      Proforma basic earnings per share               0.65          0.61

      Diluted earnings per share as reported          0.65          0.62
      Proforma diluted earnings per share             0.65          0.61

There were no stock options granted during the three months ended March 31, 2005 and 2004.

In future years, as additional options are granted, the effect on net income and earnings per share may increase. Stock options are used to reward certain officers and provide them with an additional equity interest. Options are issued for 10 year periods and have varying vesting schedules. Information about options available for grant and options granted follows:

                                                          Weighted
                                                           Average
                              Available      Options      Exercise
                              For Grant    Outstanding      Price
Balance at January 1, 2005      9,952        27,839       $   46.92
   Options exercised                -          (100)          48.66
   Options forfeited                           (525)          48.66
   Options issued                   -             -               -
                                -----        ------
Balance at March 31, 2005       9,952        27,214       $   46.88
                                =====        ======

At March 31, 2005 options outstanding had a weighted average remaining life of approximately 5.0 years. There were 27,214 options exercisable at March 31, 2005 with a weighted-average exercise price of $ 46.88.

There have been no significant changes in the Company's critical accounting policies since December 31, 2004.

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three month period ending March 31, 2005 the weighted average shares outstanding in calculating basic earnings per share were 1,237,854 while the weighted average number of shares for diluted earnings per share were 1,240,702. As of March 31, 2005 there were 8,340 shares not considered in the earnings per share calculation because they were antidilutive. For the three month period ending March 31, 2004 the weighted average shares outstanding in calculating basic earnings per share were 1,244,405 while the weighted average number of shares for diluted earnings per share were 1,250,706.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three month period ending March 31, 2005.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents decreased $2.1 million or 16.1%. During the period ending March 31, 2005, $23,000 in cash was utilized by operating activities. Investing activities utilized $2.1 million during the three months ended March 31, 2005, primarily due to purchases of securities and financing activities provided $24,000.

SECURITIES

The securities portfolio increased $457,000 since December 31, 2004. The available for sale portfolio increased to 88.6% of the investment portfolio up from 88.0% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                               Gross          Gross
                                 Fair        Unrealized     Unrealized
                                 Value         Gains          Losses
                               ----------    ----------     ----------
Available for Sale
   MARCH 31, 2005
     U.S. Government agency    $   58,185    $        1     $     (891)
     Mortgage-backed                4,987             -            (41)
     State and municipal           16,009           136            (30)
                               ----------    ----------     ----------
                               $   79,181    $      137     $     (962)
                               ==========    ==========     ==========

   DECEMBER 31, 2004
     U.S. Government agency    $   56,786    $       20     $     (431)
     Mortgage-backed                3,149             8              -
     State and municipal           18,345           255            (17
                               ----------    ----------     ----------
                               $   78,280    $      283     $     (448)
                               ==========    ==========     ==========

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

                                               Gross        Gross
                               Carrying    Unrecognized  Unrecognized      Fair
                                Amount         Gains        Losses         Value
                              ----------   ------------  ------------    ----------
Held to Maturity
    MARCH 31, 2005
       State and municipal    $    4,208    $       31    $      (21)    $    4,218
                              ==========    ==========    ==========     ==========

    DECEMBER 31, 2004
       State and municipal    $    4,621    $       55    $      (13)    $    4,663
                              ==========    ==========    ==========     ==========

The carrying amount and fair value of securities by contractual maturity at March 31, 2005 are shown below, in thousands of dollars.

                              Available for sale           Held to Maturity
                                    Fair               Carrying         Fair
                                    Value               Amount          Value
                                  ----------          ----------     -----------
Due in one year or less           $   21,913          $      470     $      471
Due from one to five years            53,651               1,824          1,841
Due from five to ten years               973                 693            685
Due after ten years                    2,644               1,221          1,221
                                  ----------          ----------     ----------

                                  $   79,181          $    4,208     $    4,218
                                  ==========          ==========     ==========

LOANS

Loans at March 31, 2005 increased $684,000 from December 31, 2004 The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 2005 and December 31, 2004 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at March 31, 2005 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 13.3% of total loans.

                                               March 31, 2005                 December 31, 2004
                                          Balance        % of total        Balance       % of total
                                         ----------      ----------      ----------      ----------
Portfolio loans:
   Residential real estate               $   81,202        55.87%        $   83,364         57.64%
   Consumer                                   8,545         5.88%             8,699          6.02%
   Commercial real estate                    46,437        31.95%            43,336         29.97%
   Commercial                                 9,151         6.30%             9,220          6.37%
                                         ----------       ------         ----------        ------
                                            145,335       100.00%           144,619        100.00%
   Deferred loan origination fees, net           (9)                            (11)
   Allowance for loan losses                 (1,384)                         (1,350)
                                         ----------                      ----------
   Loans, net                            $  143,942                      $  143,258
                                         ==========                      ==========

ALLOWANCE AND PROVISION FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, follows:

                                 2005            2004
                              ----------      ----------
Beginning balance             $    1,350      $    1,575
Provision for loan losses             30               -
Charge-offs                           (2)            (30)
Recoveries                             6               1
                              ----------      ----------
Ending balance                $    1,384      $    1,546
                              ==========      ==========

The Company had one impaired loan during 2004 with an average balance of approximately $100,000. The balance of this loan was zero at December 31, 2004. The Company had no impaired loans during the first three months of 2005.

Since December 31, 2004, total loans have increased only $200,000, but the loan portfolio has undergone a shift in its composition over the past year. Since March 31, 2004 commercial mortgages have increased almost $9 million while consumer mortgages have decreased $6 million. This is primarily due to a slow down in residential refinancing and a stronger emphasis on commercial lending. There has been no change in the bank's lending policies. The lending staff continues to be well-trained and experienced. The trend and volume of past due loans continues to be well-controlled and in line with peer averages. In response to the change in portfolio composition management recorded a provision of $30,000 in the first quarter of 2005 compared to $0 for 2004.

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

                                  March 31,     December 31,
                                     2005          2004
                                   (dollars in thousands)
Nonaccrual                         $     -         $     -
Loans past due 90 days or more         756             674
Troubled debt restructurings             -               -
                                   -------         -------
    Total nonperforming loans      $   756         $   674
                                   =======         =======

Percent of total loans                0.52%           0.47%

DEPOSITS

Deposits at March 31, 2005 increased $525,000 since December 31, 2004. Interest-bearing deposits increased $4.8 million or 2.6% for the three months ended March 31, 2005, while noninterest -bearing deposits decreased $4.3 million or 11.5%.

LIQUIDITY AND FUNDS MANAGEMENT

As of March 31, 2005, the Company had $1.2 million in federal funds sold, $79.2 million in securities available for sale and $470,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 35.8% of total deposits as of March 31, 2005.

Total equity of the Company at March 31, 2005 was $24.2 million was unchanged from December 31, 2004.

RESULTS OF OPERATIONS

CNB Corporation's 2005 net income for the first three months was $805,000 an increase of $32,000 compared to 2004 results. This increase can be attributed to an increase in net interest income resulting from the higher rate environment compared to 2004. The Company also realized a decline in total noninterest income compared to 2004 activity, this can be attributed to the fact that a lesser amount of loans sold to the secondary market in 2005 than in 2004. Basic earnings per share and diluted earnings per share were $0.65 per share for 2005 compared to $0.62 for 2004. The return on assets was 1.25% for the first three months of the year versus 1.22% for the same period in 2004. The return on equity was 13.32% compared to 12.12% for the same period last year.

For the first three months of 2005, net interest income was $2.5 million representing an increase of 8.3% from the same period in 2004. This increase can be attributed to an increase in interest income compared to the first three months of 2004. Net interest margin increased to 4.25% for the quarter ending March 31, 2005 compared to 3.84% for the period ending March 31, 2004. This change can be attributable to an increase in overall interest rates from 2005 to 2004.

In response to the change in the loan portfolio composition management recorded a provision expense of $30,000 in the first quarter 2005 compared to $0 for the first quarter 2004.

Noninterest income for the three months ending March 31, 2005 was $349,000 a decrease of $34,000 or 8.9% from the same period last year. This decrease can be attributed to a decline in the gain from sale of loans to the secondary market and a decline in loan servicing fees. Noninterest expense for the first three months of 2005 was $1.7 million compared to $1.6 million for the same period in 2004. This increase can largely be attributed to a $44,000 increase in other expenses due to marketing expense which increased $26,000 over the same period last year. The increase in the income tax expense for the Company during the first three months of 2005 compared to 2004 resulted from higher income before tax and from a decline in tax-exempt interest income which increased the effective tax rate by 1.4% compared to 2004.

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

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2004 Management Discussion and Analysis appearing in the December 31, 2004 10K.

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

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

None

ITEM 2-CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

PERIOD

                                             Total            Approximate
                                            number           dollar value
                                           of shares           of shares
                  Total    Average         purchased           that may
                number of   price     as part of publicly    be purchased
                 shares    paid per        announced        under the plans
                purchased   share      plans or programs      or programs
January, 2005     None

February, 2005    None

March, 2005       None

Total                                                          $86,905

The Company adopted a Stock Redemption Program on November 14, 2002 with the provision that it would remain in effect for six months or until $1 million had been expended on the purchase of common stock, whichever shall occur first. The Company extended the program in May 2003 until November 2003. The Company reinstated the program on December 24, 2003 and it will remain in effect until the $1 million originally allocated for common stock purchases is met. As of March 31, 2005, the Company has $86,905 remaining to purchase stock.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5-OTHER INFORMATION

ITEM 6-EXHIBITS AND REPORTS OF FORM 8-K

      a.) None

      b.) None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CNB Corporation
                                           ---------------------------------
                                             (Registrant)

Date: May 12, 2005                         /s/ James C. Conboy, Jr.
                                           -------------------------------------
                                           James C. Conboy, Jr.
                                           President and Chief Executive Officer

Date: May 12, 2005                         /s/ Susan A. Eno
                                           -------------------------------------
                                           Susan A. Eno
                                           Executive Vice President

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
EX-31.1        Certification of Chief Executive Officer pursuant to Section 302.

EX-31.2        Certification of Treasurer pursuant to Section 302.

EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.