Form 10-Q
period 2005-06-30
CNB CORP /MI/
filed 2005-08-12
CIK 779125

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Yes [ ]                        No [X]


As of August 10, 2005 there were 1,236,566 shares of the issuer's common stock outstanding.

================================================================================

CNB CORPORATION
Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Condensed):

         Consolidated Balance Sheets - June 30, 2005 and December 31, 2004 ............................... 3

         Consolidated Statements of Income -
            Three and Six Months Ended June 30, 2005 and 2004 ............................................ 4

         Consolidated Statements of Cash Flows - Six Months Ended June 30, 2005 and 2004 ................. 5

         Notes to Consolidated Financial Statements .................................................. 6 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ...... 8 - 11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk ..................................... 11

Item 4 - Controls and Procedures ........................................................................ 11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings .............................................................................. 12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds .................................... 12

Item 3 - Defaults Upon Senior Securities ................................................................ 12

Item 4 - Submission of Matters to a Vote of Security Holders ............................................ 13

Item 5 - Other Information .............................................................................. 13

Item 6 - Exhibits and Reports on Form 8-K ............................................................... 13

Signatures ......................................................................................... 14 - 17

Exhibit Index ........................................................................................... 18

PART I - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

                                                            June 30,     December 31,
                                                              2005           2004
                                                          (Unaudited)
ASSETS
Cash and due from banks                                 $       10,075  $        5,795
Interest-bearing deposits with other
  financial institutions                                             -           2,000
Federal funds sold                                               1,659           4,900
                                                        --------------  --------------
    Total cash and cash equivalents                             11,734          12,695

Securities available for sale                                   78,897          78,280
Securities held to maturity (market value of $5,428
  in 2005 and $4,663 in 2004)                                    5,383           4,621
Other securities                                                 4,108           6,050
Loans, held for sale                                               541               -
Loans, net of allowance for loan losses of $1,409
  in 2005 and $1,350 in 2004                                   148,217         143,258
Premises and equipment, net                                      4,674           4,600
Other assets                                                     5,072           4,590
                                                        --------------  --------------
    Total assets                                        $      258,626  $      254,094
                                                        ==============  ==============

LIABILITIES

Deposits

  Noninterest-bearing                                   $       41,172  $       37,289
  Interest-bearing                                             188,251         188,122
                                                        --------------  --------------
    Total deposits                                             229,423         225,411
Other liabilities                                                4,422           4,527
                                                        --------------  --------------
    Total liabilities                                          233,845         229,938


SHAREHOLDERS' EQUITY

Common stock - $2.50 par value; 2,000,000 shares
  authorized; and 1,237,027 and 1,237,994 shares
  issued and outstanding in 2005 and 2004                        3,093           3,095
Additional paid-in capital                                      20,424          20,475
Retained earnings                                                1,759           1,010
Accumulated other comprehensive income, net of tax               (495)           (424)
                                                        --------------  --------------
    Total shareholders' equity                                  24,781          24,156
                                                        --------------  --------------
        Total liabilities and shareholders' equity      $      258,626  $      254,094
                                                        ==============  ==============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                                Three months ended   Six months ended
                                                      June 30,            June 30,
                                                   2005      2004      2005      2004
                                                              (Unaudited)
INTEREST INCOME
    Loans, including fees                       $ 2,575  $  2,415  $  5,024  $  4,830
    Securities
        Taxable                                     538       468     1,046       909
        Tax exempt                                  152       168       304       355
    Interest on federal funds sold                   55        22       107        50
                                                -------  --------  --------  --------
            Total interest income                 3,320     3,073     6,481     6,144

INTEREST EXPENSE ON DEPOSITS                        726       714     1,379     1,470
                                                -------  --------  --------  --------

NET INTEREST INCOME                               2,594     2,359     5,102     4,674

Provision for loan losses                            30         -        60         -
                                                -------  --------  --------  --------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                  2,564     2,359     5,042     4,674
                                                -------  --------  --------  --------

NONINTEREST INCOME
    Service charges and fees                        237       245       457       472
    Net realized gains from sales of loans           60       125       112       187
    Loan servicing fees, net of amortization         35        33        57        66
    Other income                                    348        55       403       116
                                                -------  --------  --------  --------
            Total noninterest income                680       458     1,029       841

NONINTEREST EXPENSES
    Salaries and benefits                           821       933     1,614     1,743
    Deferred compensation                           391        79       466       158
    Pension                                          78        84       156       168
    Hospitalization                                 134       110       263       227
    Occupancy                                       207       193       419       395
    Supplies                                         49        34        92        80
    Legal and Professional                          138        89       232       157
    Other expenses                                  259       268       518       483
                                                -------  --------  --------  --------
            Total noninterest expense             2,077     1,790     3,760     3,411
                                                -------  --------  --------  --------

INCOME BEFORE INCOME TAXES                        1,167     1,027     2,311     2,104

Income tax expense                                  235       295       574       599
                                                -------  --------  --------  --------

NET INCOME                                      $   932  $    732  $  1,737  $  1,505
                                                =======  ========  ========  ========

TOTAL COMPREHENSIVE INCOME                      $ 1,147  $  (220)  $  1,666  $    709
                                                =======  ========  ========  ========

Return on average assets (annualized)             1.45%     1.14%     1.35%     1.18%
Return on average equity (annualized)            15.11%    11.51%    14.12%    11.81%

Basic earnings per share                        $  0.75  $   0.59  $   1.40  $   1.21
Diluted earnings per share                      $  0.75  $   0.59  $   1.40  $   1.20

Dividends declared per share                    $  0.40  $   0.40  $   0.80  $   0.80

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

                                                                 Six months ended June 30,
                                                                    2005           2004
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                    $    1,737     $    1,505
   Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation and amortization                                    295            600
       Provision for loan losses                                         60              -
       Loans originated for sale                                    (5,862)        (9,854)
       Proceeds from sales of loans originated for sale               5,380          9,952
       Gain on sales of loans                                         (112)          (187)
       Increase in other assets                                       (392)          (200)
       Increase (decrease) in other liabilities                         849            217
                                                                 ----------     ----------
           Total adjustments                                            218            528
                                                                 ----------     ----------
              Net cash provided by operating activities               1,955          2,033

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale          9,425         16,198
   Purchase of securities available for sale                       (10,440)       (21,809)
   Proceeds from maturities of securities held to maturity              688          1,064
   Purchase of securities held to maturity                          (1,450)        (1,785)
   Proceeds from maturities of other securities                       2,000            140
   Purchase of other securities                                        (58)          (319)
   Net change in portfolio loans                                    (5,019)          1,678
   Premises and equipment expenditures                                (305)          (696)
                                                                 ----------     ----------
              Net cash used in investing activities                 (5,159)        (5,529)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                           4,012          6,185
   Dividends paid                                                   (1,716)        (1,683)
   Net proceeds from exercise of stock options                           11             46
   Purchases of common stock                                           (64)          (413)
                                                                 ----------     ----------
              Net cash provided by financing activities               2,243          4,135
                                                                 ----------     ----------

Net change in cash and cash equivalents                               (961)            639

Cash and cash equivalents at beginning of year                       12,695         17,065
                                                                 ----------     ----------

Cash and cash equivalents at end of period                       $   11,734     $   17,704
                                                                 ==========     ==========

Cash paid during the period for:

   Interest                                                      $    1,351     $    1,468
   Income taxes                                                  $      655     $      721

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation. All significant intercompany accounts and transactions are eliminated in the consolidation process. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 2004.

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

Stock Compensation: The following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is equivalent to the market price of the underlying stock at the stock grant date; therefore no compensation expense has been recorded for stock options granted. FAS123R will be effective in 2006 and requires companies to record compensation for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee's service period, which is normally the vesting period of the options. This will apply to awards granted or modified adoption. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted.

                                               For the Three Months Ended    For the Six Months Ended
                                                            June 30,                    June 30,
                                                      2005           2004          2005          2004
                                                      ----           ----          ----          ----
Net income as reported                         $       932    $       732    $    1,737    $    1,505
Deduct: Stock based compensation
  expense determined under fair value
  method                                                 -           (11)             -          (22)
                                               -----------    -----------    ----------    ----------
Proforma net income                            $       932    $       721    $    1,737    $    1,483
                                               ===========    ===========    ==========    ==========

      Basic earnings per share as reported     $      0.75    $      0.59    $     1.40    $     1.21
      Proforma basic earnings per share               0.75           0.58          1.40          1.19

      Diluted earnings per share as reported          0.75           0.59          1.40          1.20
      Proforma diluted earnings per share             0.75           0.58          1.40          1.19

There were no stock options granted during the three or six months ended June 30, 2005 and 2004.

In future years, as additional options are granted, the effect on net income and earnings per share may increase. Stock options are used to reward certain officers and provide them with an additional equity interest. Options are issued for 10 year periods and have varying vesting schedules. Information about options available for grant and options granted follows:

                                                            Weighted
                                                            Average
                                Available    Options       Exercise
                                For Grant  Outstanding       Price
Balance at January 1, 2005          9,952       27,839   $   46.92
   Options exercised                    -        (300)       38.60
   Options forfeited                             (525)       48.57
                                ---------  -----------
Balance at June 30, 2005            9,952       27,014   $   46.98
                                =========  ===========


At June 30, 2005 options outstanding had a weighted average remaining life of approximately 5.0 years. There were 27,014 options exercisable at June 30, 2005 with a weighted-average exercise price of $ 46.98.

There have been no significant changes in the Company's critical accounting policies since December 31, 2004.

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and six month periods ending June 30, 2005 the weighted average shares outstanding in calculating basic earnings per share were 1,237,518 and 1,237,683 while the weighted average number of shares for diluted earnings per share were 1,239,342 and 1,240,520. As of June 30, 2005 there were 8,340 shares not considered in the earnings per share calculation because they were antidilutive. For the three and six month periods ending June 30, 2004 the weighted average shares outstanding in calculating basic earnings per share were 1,245,677 and 1,245,041 while the weighted average number of shares for diluted earnings per share were 1,248,925 and 1,249,848.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three and six month periods ending June 30, 2005.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents decreased $961,000 or 7.6%. During the six month period ending June 30, 2005, nearly $2 million in cash was provided by operating activities. Investing activities utilized $5.2 million during the six months ended June 30, 2005, primarily due to origination of loans and financing activities provided $2.2 million.

SECURITIES

The securities portfolio increased $563,000 since December 31, 2004. The available for sale portfolio increased to 89.3% of the investment portfolio up from 88.0% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                                 Gross              Gross
                                  Fair         Unrealized         Unrealized
                                  Value          Gains               Losses
Available for Sale
 JUNE 30, 2005
  U.S. Government agency          $57,377        $     7            $  (618)
  Mortgage-backed                   6,486              3                (15)
  State and municipal              15,034            147                (22)
                                  -------        -------            -------
                                  $78,897        $   157            $  (655)
                                  =======        =======            =======

DECEMBER 31, 2004
  U.S. Government agency          $56,786        $    20            $  (431)
  Mortgage-backed                   3,149              8                  -
  State and municipal              18,345            255                (17)
                                  -------        -------            -------
                                  $78,280        $   283            $  (448)
                                  =======        =======            =======

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

                                                               Gross           Gross
                                         Carrying           Unrecognized     Unrecognized           Fair
                                          Amount               Gains           Losses              Value
                                          ------               -----           ------              -----
Held to Maturity
  JUNE 30, 2005
           State and municipal          $    5,383          $    63          $    (18)          $    5,428
                                        ==========          =======          ========           ==========

  DECEMBER 31, 2004
           State and municipal          $    4,621          $    55          $    (13)          $    4,663
                                        ==========          =======          ========           ==========

The carrying amount and fair value of securities by contractual maturity at June 30, 2005 are shown below, in thousands of dollars.

                                    Available for sale               Held to Maturity

                                      Fair                       Carrying          Fair
                                      Value                       Amount           Value
                                      -----                       ------           -----
Due in one year or less             $  27,411                    $   834          $   836
Due from one to five years             49,500                      2,727            2,757
Due from five to ten years              1,151                        623              636
Due after ten years                       835                      1,199            1,199
                                    ---------                    -------          -------
                                    $  78,897                    $ 5,383          $ 5,428
                                    =========                    =======          =======

LOANS

Net loans at June 30, 2005 increased $5 million from December 31, 2004. The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 2005 and December 31, 2004 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at June 30, 2005 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 14.1% of total loans.

                                                       June 30, 2005                  December 31, 2004
                                                 Balance         % of total      Balance         % of total
                                                 -------         ----------      -------         ----------
Portfolio loans:
   Residential real estate                      $  80,871          54.05%      $  83,364          57.64%
   Consumer                                         8,914           5.96%          8,699           6.02%
   Commercial real estate                          49,235          32.90%         43,336          29.97%
   Commercial                                      10,615           7.09%          9,220           6.38%
                                                ---------          -----       ---------          -----
                                                  149,635         100.00%        144,619         100.00%
                                                                  ======                         ======
   Deferred loan origination fees, net                (9)                           (11)
   Allowance for loan losses                      (1,409)                        (1,350)
                                                ---------                      ---------
   Loans, net                                   $ 148,217                      $ 143,258
                                                =========                      =========


ALLOWANCE AND PROVISION FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, follows:

                                         2005           2004
                                         ----           ----
Beginning balance                   $   1,350      $   1,575
Provision for loan losses                  60              -
Charge-offs                              (11)          (108)
Recoveries                                 10              6
                                    ---------      ---------
Ending balance                      $   1,409      $   1,473
                                    =========      =========

The Company had one impaired loan during 2004 with an average balance of approximately $100,000. The balance of this loan was zero at December 31, 2004. The Company had no impaired loans during the first six months of 2005.

Since December 31, 2004, net loans have increased $5 million and the loan portfolio has undergone a shift in its composition over the past six months. Since December 31, 2004 commercial mortgages have increased $5.9 million while consumer mortgages have decreased $2.5 million. This is primarily due to a slow down in residential refinancing and a stronger emphasis on commercial lending. There has been no change in the bank's lending policies. The lending staff continues to be well-trained and experienced. The trend and volume of past due loans continues to be well-controlled and in line with peer averages. In response to the change in portfolio composition and loan growth management recorded a provision of $60,000 in the first six months of 2005 compared to $0 for 2004.

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

                                        June 30,   December 31,
                                          2005          2004
                                        (dollars in thousands)
Nonaccrual                            $         -    $       -
Loans past due 90 days or more                247          674
Troubled debt restructurings                    -            -
                                      -----------    ---------
    Total nonperforming loans         $       247    $     674
                                      ===========    =========

Percent of total loans                      0.17%        0.47%

DEPOSITS

Deposits at June 30, 2005 increased $4.0 million since December 31, 2004. Interest-bearing deposits increased $129,000 or less than 1% for the six months ended June 30, 2005, while noninterest -bearing deposits increased $3.9 million or 10.4%. This growth can be attributed to seasonal activity.

LIQUIDITY AND FUNDS MANAGEMENT

As of June 30, 2005, the Company had $1.7 million in federal funds sold, $78.9 million in securities available for sale and $834,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 35.5% of total deposits as of June 30, 2005.

Total equity of the Company at June 30, 2005 was $24.8 million compared to $24.2 million at December 31, 2004.

RESULTS OF OPERATIONS

CNB Corporation's 2005 net income for the first six months was $1.7 million an increase of $232,000 compared to 2004 results. This increase can be attributed to an increase in net interest income resulting from the higher rate environment compared to 2004. Earnings also include $300,000 due to life insurance proceeds received due to death of a director. The proceeds were offset by additional expense of $315,000 to recognize the amount payable to the director upon death under the deferred compensation plan. Basic earnings per share and diluted earnings per share were $1.40 per share for 2005 compared to basic earnings per share of $1.21 and diluted earnings per share of $1.20 for 2004. The return on assets was 1.35% for the first six months of the year versus 1.18% for the same period in 2004. The return on equity was 14.12% compared to 11.81% for the same period last year.

Net income for the three months ending June 30, 2005 was $932,000 compared to $732,000 for 2004. This was an increase of $200,000 or 27.3%. Basic and diluted earnings per share were $0.75 compared to $0.59 for 2004. The return on average assets was 1.45% compared to 1.14% for 2004. The return on average equity was 15.11% compared to 11.51% for 2004. These increases were primarily due to the same reasons noted above for the six month period.

For the first six months of 2005, net interest income was $5.1 million representing an increase of 9.2% from the same period in 2004. This increase can be attributed to an increase in interest income compared to the first six months of 2004. The fully taxable equivalent net interest margin increased to 4.32% for the six month period ending June 30, 2005 compared to 4.02% for the same period ending June 30, 2004. This change can be attributable to an increase in overall interest rates from 2005 to 2004.

In response to the change in the loan portfolio composition and loan growth management recorded a provision expense of $60,000 in the first six months in 2005 compared to $0 for the same period in 2004.

Noninterest income for the six months ending June 30, 2005 was $1 million, an increase of $188,000 or 22.4% from the same period last year. The majority of this increase can be attributed to income from the life insurance proceeds as mentioned above. The increase in noninterest income due to the life insurance proceeds was offset, in part by a decline in gains on sales of loans due to the lesser amount of loans that were sold to the secondary market year-to-date 2005 as compared to the same period in 2004.

Noninterest expense for the first six months of 2005 was $3.7 million compared to $3.4 million for the same period in 2004. This increase can largely be attributed to the increase in deferred compensation expense as noted above.

The provision for federal income tax was 24.8% of pretax income for the six months ended June 30, 2005 as compared to 28.5% for the same period in 2004. The difference between the tax rate for the two periods is due to the unanticipated non-taxable income from insurance proceeds during 2005. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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

The Bank hired Ms. Shanna Hanley as Vice President and Senior Controller in April. Ms. Hanley will be directly involved in the financial reporting aspect of the Bank and the Corporation. Ms. Hanley was appointed as treasurer of the Corporation at the May 17, 2005 annual meeting.

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

None

ITEM 2- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

April, 2005           None

May, 2005              396          $50.00

June, 2005             671          $50.00

Total                                                                   $33,555

The Company adopted a Stock Redemption Program on November 14, 2002 with the provision that it would remain in effect for six months or until $1 million had been expended on the purchase of common stock, whichever shall occur first. The Company extended the program in May 2003 until November 2003. The Company reinstated the program on December 24, 2003 and it will remain in effect until the $1 million originally allocated for common stock purchases is met. As of June 30, 2005, the Company has $33,555 remaining to purchase stock.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of CNB Corporation was held on May 17, 2005. Elected as Directors for one year term were Steven J. Baker; James C. Conboy, Jr.; Kathleen M. Darrow; Thomas J. Ellenberger; Vincent J. Hillesheim; John L. Ormsbee; Francis J. VanAntwerp, Jr.; and John P. Ward.

Votes cast for: 903,486
Votes cast against: 5,092
Votes withheld: 203

Votes cast for were for all eight directors listed above with the exception of the votes cast against as noted. Votes cast against were 6 for Robert E. Churchill, 5,086 for John L. Ormsbee. Votes withheld were for all eight directors listed above.

ITEM 5-OTHER INFORMATION

Due to the passing of Chairman Robert E. Churchill on May 9, 2005, Mr. John
P. Ward was elected by the Board of Directors at the May 17, 2005 annual meeting to serve as Chairman of the Board for the ensuing year. Mr. Ward retired from the Bank during 1998 and was the Secretary of the Corporation prior to this election. Due to Mr. Ward's appointment to Chairman, the position of Secretary of the Corporation was appointed to Ms. Susan A. Eno at the same meeting. Ms. Eno is an Executive Vice President of the Corporation; Executive Vice President and Cashier of the Bank. Ms. Eno has been an officer of the Corporation since 1996 and an employee of the Bank since
1971.  She has been in her current position for more than 8 years.


ITEM 6-EXHIBITS AND REPORTS OF FORM 8-K

   a.) Exhibits

   31.1  Certification of Chief Executive Officer
   31.2  Certification of Chief Financial Officer
   32.1  Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

   b.) Reports on Form 8-K

A Current Report on Form 8-K was filed on July 11, 2005, with an accompanying letter to shareholders, disclosing the Corporation's financial performance for the first six months of 2005.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CNB Corporation
                                          ------------------------------
                                                (Registrant)


                                          /s/ James C. Conboy, Jr.
Date: August 12, 2005                     ------------------------------
                                          James C. Conboy, Jr.
                                          President and Chief Executive
                                          Officer


                                          /s/ Susan A. Eno
Date: August 12, 2005                     ------------------------------------
                                          Susan A. Eno
                                          Executive Vice President

EXHIBIT INDEX

Number  Exhibit
31.1    Certification of Chief Executive Officer
31.2    Certification of Chief Financial Officer
32.1    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002