Form 10-Q
period 2005-09-30
CNB CORP /MI/
filed 2005-11-14
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Yes              No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 3, 2005 there were 1,236,566 shares of the issuer's common stock outstanding.

CNB CORPORATION
Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Condensed):

     Consolidated Balance Sheets - September 30, 2005 and December 31, 2004............................         3

     Consolidated Statements of Income - Three and Nine Months Ended September 30, 2005 and 2004.......         4

     Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2005 and 2004.............         5

     Notes to Consolidated Financial Statements........................................................     6 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.........    8 - 11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk....................................        11

Item 4 - Controls and Procedures.......................................................................        12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.............................................................................        12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...................................        12

Item 3 - Defaults Upon Senior Securities...............................................................        13

Item 4 - Submission of Matters to a Vote of Security Holders...........................................        13

Item 5 - Other Information.............................................................................        13

Item 6 - Exhibits and Reports on Form 8-K..............................................................        13

Signatures.............................................................................................   14 - 17

Exhibit Index..........................................................................................        18

PART I - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

                                                        September 30,        December 31,
                                                            2005                 2004
                                                        (Unaudited)
ASSETS
Cash and due from banks                               $           6,762    $            5,795
Interest-bearing deposits with other
           financial institutions                                 2,013                 2,000
Federal funds sold                                                4,963                 4,900
                                                      -----------------    ------------------
    Total cash and cash equivalents                              13,738                12,695

Securities available for sale                                    76,425                78,280
Securities held to maturity (market value of $4,297
     in 2005 and $4,663 in 2004)                                  4,257                 4,621
Other securities                                                  3,758                 6,050
Loans, held for sale                                                185                     -
Loans, net of allowance for loan losses of $1,440
     in 2005 and $1,350 in 2004                                 150,715               143,258
Premises and equipment, net                                       5,018                 4,600
Other assets                                                      6,393                 4,590
                                                      -----------------    ------------------

        Total assets                                  $         260,489    $          254,094
                                                      =================    ==================

LIABILITIES
Deposits
    Noninterest-bearing                               $          44,061    $           37,289
    Interest-bearing                                            187,144               188,122
                                                      -----------------    ------------------
           Total deposits                                       231,205               225,411
Other liabilities                                                 4,296                 4,527
                                                      -----------------    ------------------
        Total liabilities                                       235,501               229,938

SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
  authorized; and 1,236,566 and 1,237,994 shares
  issued and outstanding in 2005 and 2004                         3,092                 3,095
Additional paid-in capital                                       20,402                20,475
Retained earnings                                                 2,032                 1,010
Accumulated other comprehensive income, net of tax                 (538)                 (424)
                                                      -----------------    ------------------
    Total shareholders' equity                                   24,988                24,156
                                                      -----------------    ------------------

        Total liabilities and shareholders' equity    $         260,489    $          254,094
                                                      =================    ==================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                               Three months ended   Nine months ended
                                                   September 30,      September 30,
                                                2005       2004      2005      2004
                                                             (Unaudited)
INTEREST INCOME
    Loans, including fees                      $2,653     $2,406    $7,677     $7,236
    Securities
        Taxable                                   528        507     1,574      1,416
        Tax exempt                                136        173       440        528
    Interest on federal funds sold                 82         52       189        102
                                               ------     ------    ------     ------
                   Total interest income        3,399      3,138     9,880      9,282

INTEREST EXPENSE ON DEPOSITS                      836        683     2,215      2,153
                                               ------     ------    ------     ------

NET INTEREST INCOME                             2,563      2,455     7,665      7,129

Provision for loan losses                          30          -        90          -
                                               ------     ------    ------     ------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                2,533      2,455     7,575      7,129
                                               ------     ------    ------     ------

NONINTEREST INCOME
    Service charges and fees                      253        265       710        737
    Net realized gains from sales of loans         71         61       183        248
    Loan servicing fees, net of amortization       37         26        94         92
    Other income                                   40         40       443        156
                                               ------     ------    ------     ------
                 Total noninterest income         401        392     1,430      1,233

NONINTEREST EXPENSES
    Salaries and benefits                         861        837     2,475      2,580
    Deferred compensation                         110         81       576        239
    Pension                                        54         84       210        252
    Hospitalization                               137        129       400        356
    Occupancy                                     234        203       653        598
    Supplies                                       33         40       125        120
    Legal and Professional                        117         54       349        211
    Other expenses                                287        266       805        749
                                               ------     ------    ------     ------
                 Total noninterest expense      1,833      1,694     5,593      5,105
                                               ------     ------    ------     ------

INCOME BEFORE INCOME TAXES                      1,101      1,153     3,412      3,257

Income tax expense                                332        334       906        933
                                               ------     ------    ------     ------

NET INCOME                                     $  769     $  819    $2,506     $2,324
                                               ======     ======    ======     ======

TOTAL COMPREHENSIVE INCOME                     $  726     $1,259    $2,392     $1,968
                                               ======     ======    ======     ======

Return on average assets (annualized)            1.16%      1.23%     1.29%      1.20%
Return on average equity (annualized)           12.36%     13.16%    13.52%     12.26%

Basic earnings per share                       $ 0.62     $ 0.66    $ 2.03     $ 1.87
Diluted earnings per share                     $ 0.62     $ 0.66    $ 2.02     $ 1.86

Dividends declared per share                   $ 0.40     $ 0.40    $ 1.20     $ 1.20

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

                                                               Nine months ended September 30,
                                                                  2005                  2004
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                  $  2,506               $  2,324
   Adjustments to reconcile net income to net cash
      from operating activities
       Depreciation and amortization                                379                    860
       Provision for loan losses                                     90                      -
       Loans originated for sale                                 (8,781)               (13,261)
       Proceeds from sales of loans originated for sale           8,688                 13,432
       Gain on sales of loans                                      (183)                  (248)
       Increase in other assets                                  (1,653)                  (238)
       Increase in other liabilities                                727                    343
                                                               --------               --------
           Total adjustments                                       (733)                   888
                                                               --------               --------
              Net cash provided by operating activities           1,773                  3,212

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale     15,884                 24,244
   Purchase of securities available for sale                    (14,458)               (32,568)
   Proceeds from maturities of securities held to maturity        1,814                  1,771
   Purchase of securities held to maturity                       (1,450)                (1,785)
   Proceeds from maturities of other securities                   2,350                    370
   Purchase of other securities                                     (58)                  (329)
   Net change in portfolio loans                                 (7,547)                  (265)
   Premises and equipment expenditures                             (767)                  (875)
                                                               --------               --------
              Net cash used in investing activities              (4,232)                (9,437)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                       5,794                  6,668
   Dividends paid                                                (2,216)                (2,180)
   Net proceeds from exercise of stock options                       21                     47
   Purchases of common stock                                        (97)                  (503)
                                                               --------               --------
              Net cash provided by financing activities           3,502                  4,032
                                                               --------               --------

Net change in cash and cash equivalents                           1,043                 (2,193)

Cash and cash equivalents at beginning of year                   12,695                 17,065
                                                               --------               --------

Cash and cash equivalents at end of period                     $ 13,738               $ 14,872
                                                               ========               ========

Cash paid during the period for:

   Interest                                                    $  2,177               $  2,160
   Income taxes                                                $  1,017               $    920

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

Stock Compensation: The following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is equivalent to the market price of the underlying stock at the stock grant date; therefore no compensation expense has been recorded for stock options granted. FAS123R will be effective in 2006 and requires companies to record compensation for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee's service period, which is normally the vesting period of the options. This will apply to awards granted or modified after adoption. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted.

                                                For the Three Months Ended       For the Nine Months Ended
                                                       September 30,                    September 30,
                                                   2005           2004              2005           2004
                                               ------------   --------------   -------------   ---------------
Net income as reported                         $        769   $         819    $       2,506   $        2,324
Deduct: Stock based compensation
  expense determined under
  fair value method                                       -             (11)               -              (33)
                                               ------------   -------------    -------------   --------------
Proforma net income                            $        769   $         808    $       2,506   $        2,291
                                               ============   =============    =============   ==============

      Basic earnings per share as reported     $       0.62   $        0.66    $        2.03   $         1.87
      Proforma basic earnings per share                0.62            0.65             2.03             1.84

      Diluted earnings per share as reported           0.62            0.66             2.02             1.86
      Proforma diluted earnings per share              0.62            0.65             2.02             1.84

There were no stock options granted during the three or nine months ended September 30, 2005 and 2004.

In future years, as additional options are granted, the effect on net income and earnings per share may increase. Stock options are used to reward certain officers and provide them with an additional equity interest. Options are issued for 10 year periods and have varying vesting schedules. Information about options available for grant and options granted follows:

                                                          Weighted
                                                           Average
                                Available     Options     Exercise
                                For Grant   Outstanding     Price
Balance at January 1, 2005        9,952        27,839     $  46.92
   Options exercised                             (510)       42.71
   Options forfeited                             (525)       48.57
                                  -----        ------
Balance at September 30, 2005     9,952        26,804     $  46.98
                                  =====        ======

At September 30, 2005 options outstanding had a weighted average remaining life of approximately 4.7 years. There were 26,804 options exercisable at September 30, 2005 with a weighted-average exercise price of $46.98.

There have been no significant changes in the Company's critical accounting policies since December 31, 2004.

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and nine month periods ending September 30, 2005 the weighted average shares outstanding in calculating basic earnings per share were 1,237,305 and 1,236,562 while the weighted average number of shares for diluted earnings per share were 1,240,083 and 1,239,223. As of September 30, 2005 there were 8,340 shares not considered in the earnings per share calculation because they were antidilutive. For the three and nine month periods ending September 30, 2004 the weighted average shares outstanding in calculating basic earnings per share were 1,238,362 and 1,242,799 while the weighted average number of shares for diluted earnings per share were 1,240,866 and 1,246,969.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three and nine month periods ending September 30, 2005.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents increased $1 million or 8.2%. During the nine month period ending September 30, 2005, $1.8 million in cash was provided by operating activities. Investing activities utilized $4.2 million during the nine months ended September 30, 2005, primarily due to origination of loans and financing activities provided $3.5 million.

SECURITIES

The securities portfolio decreased $4.5 million since December 31, 2004. The available for sale portfolio increased to 90.5% of the investment portfolio up from 88.0% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                          Gross        Gross
                               Fair     Unrealized   Unrealized
                               Value       Gains       Losses
                              -------   ----------   ----------
Available for Sale
   SEPTEMBER 30, 2005
     U.S. Government agency   $54,281     $     0     $  (603)
     Mortgage-backed            8,931           0         (64)
     State and municipal       13,213         126         (23)
                              -------     -------     -------
                              $76,425     $   126     $  (690)
                              =======     =======     =======

    DECEMBER 31, 2004
     U.S. Government agency   $56,786     $    20     $  (431)
     Mortgage-backed            3,149           8           -
     State and municipal       18,345         255         (17)
                              -------     -------     -------
                              $78,280     $   283     $  (448)
                              =======     =======     =======

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

                                                       Gross          Gross
                                        Carrying   Unrecognized   Unrecognized   Fair
                                         Amount        Gains         Losses      Value
                                        --------   ------------   ------------   -----
Held to Maturity
    SEPTEMBER 30, 2005
                  State and municipal    $4,257       $   56         $  (16)     $4,297
                                         ======       ======         ======      ======

    DECEMBER 31, 2004
                  State and municipal    $4,621       $   55         $  (13)     $4,663
                                         ======       ======         ======      ======

The carrying amount and fair value of securities by contractual maturity at September 30, 2005 are shown below, in thousands of dollars.

                            Available for sale  Held to Maturity
                                  Fair          Carrying   Fair
                                  Value          Amount    Value
                            ------------------  --------  -------
Due in one year or less          $31,082        $   253   $   254
Due from one to five years        43,344          2,233     2,259
Due from five to ten years         1,150            593       606
Due after ten years                  849          1,178     1,178
                                 -------        -------   -------

                                 $76,425        $ 4,257   $ 4,297
                                 =======        =======   =======

LOANS

Net loans at September 30, 2005 increased $7.5 million from December 31, 2004. The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 2005 and December 31, 2004 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at September 30, 2005 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 13.9% of total loans.

                                           September 30, 2005        December 31, 2004
                                          Balance     % of total   Balance     % of total
                                        ------------  ----------  ----------   ----------
Portfolio loans:
   Residential real estate              $    81,423      53.51%   $   83,364     57.64%
   Consumer                                   9,478       6.23%        8,699      6.02%
   Commercial real estate                    51,497      33.84%       43,336     29.97%
   Commercial                                 9,765       6.42%        9,220      6.38%
                                        -----------     ------    ----------    ------
                                            152,163     100.00%      144,619    100.00%
                                                        ======                  ======
   Deferred loan origination fees, net           (8)                     (11)
   Allowance for loan losses                 (1,440)                  (1,350)
                                        -----------               ----------
   Loans, net                           $   150,715               $  143,258
                                        ===========               ==========

ALLOWANCE AND PROVISION FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, follows:

                              2005       2004
                            --------   --------
Beginning balance           $ 1,350    $ 1,575
Provision for loan losses        90          -
Charge-offs                     (12)      (221)
Recoveries                       12          8
                            -------    -------
Ending balance              $ 1,440    $ 1,362
                            =======    =======

The Company had one impaired loan during 2004 with an average balance of approximately $100,000. The balance of this loan was zero at December 31, 2004. The Company had no impaired loans during the first nine months of 2005.

Since December 31, 2004, net loans have increased $7.5 million and the loan portfolio has undergone a shift in its composition over the past nine months. Since December 31, 2004 commercial mortgages have increased $8.2 million while consumer mortgages have decreased $1.9 million. This is primarily due to a slow down in residential refinancing and a stronger emphasis on commercial lending. There has been no change in the bank's lending policies. The lending staff continues to be well-trained and experienced. The trend and volume of past due loans continues to be well-controlled and in line with peer averages. In response to the change in portfolio composition and loan growth management recorded a provision of $90,000 in the first nine months of 2005 compared to $0 for 2004.

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

                                 September 30,  December 31,
                                     2005           2004
                                   (dollars in thousands)
Nonaccrual                        $     -        $     -
Loans past due 90 days or more         69            674
Troubled debt restructurings            -              -
                                  -------        -------
    Total nonperforming loans     $    69        $   674
                                  =======        =======

Percent of total loans               0.05%          0.47%

DEPOSITS

Deposits at September 30, 2005 increased $5.8 million since December 31, 2004. Interest-bearing deposits decreased $978,000 or less than 1% for the nine months ended September 30, 2005, while noninterest -bearing deposits increased $6.8 million or 18.2%. This growth can be attributed to seasonal activity.

LIQUIDITY AND FUNDS MANAGEMENT

As of September 30, 2005, the Company had $5.0 million in federal funds sold, $76.4 million in securities available for sale and $253,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 35.3% of total deposits as of September 30, 2005.

Total equity of the Company at September 30, 2005 was $25.0 million compared to $24.2 million at December 31, 2004.

RESULTS OF OPERATIONS

CNB Corporation's 2005 net income for the first nine months was $2.5 million, an increase of $182,000 compared to 2004 results. This growth and change in composition can be attributed to an increase in net interest income resulting from the higher rate environment compared to 2004. Earnings also include $300,000 due to life insurance proceeds received due to death of a director. The proceeds were offset by additional expense of $315,000 to recognize the amount payable to the director upon death under the deferred compensation plan. Basic earnings per share were $2.03 and diluted earnings per share were $2.02 for 2005 compared to basic earnings per share of $1.87 and diluted earnings per share of $1.86 for 2004. The return on assets was 1.29% for the first nine months of the year versus 1.20% for the same period in 2004. The return on equity was 13.52% compared to 12.26% for the same period last year.

Net income for the three months ending September 30, 2005 was $769,000 compared to $819,000 for 2004. This was a decrease of $50,000 or 6.1%. Basic and diluted earnings per share were $0.62 compared to $0.66 for 2004. The return on average assets was 1.16% compared to 1.23% for 2004. The return on average equity was 12.36% compared to 13.16% for 2004. These decreases were primarily due to the higher interest rates being paid on deposits in the third quarter 2005 as compared to the same period in 2004.

For the first nine months of 2005, net interest income was $7.7 million representing an increase of 7.5% from the same period in 2004. This increase can be attributed to an increase in interest income compared to the first nine months of 2004. The fully taxable equivalent net interest margin increased to 4.31% for the nine month period ending September 30, 2005 compared to 4.03% for the same period ending September 30, 2004. This change can be attributable to an increase in overall interest rates from 2005 to 2004.

Net interest income for the three months ending September 30, 2005 was $2.6 million compared to $2.5 million for the same period in 2004 representing an increase of 4.4%. This increase is for the same reason as noted above.

In response to the change in the loan portfolio composition and loan growth management recorded a provision expense of $90,000 in the first nine months in 2005 compared to $0 for the same period in 2004. The provision expense for the three months ending September 30, 2005 was $30,000 and no provision expense was recorded during the third quarter of 2004.

Noninterest income for the nine months ending September 30, 2005 was $1.4 million, an increase of $197,000 or 16.0% from the same period last year. The majority of this increase can be attributed to income from the life insurance proceeds as mentioned above. The increase in noninterest income due to the life insurance proceeds was offset, in part by a decline in gains on sales of loans due to the lesser amount of loans that were sold to the secondary market year-to-date 2005 as compared to the same period in 2004.

For the three months ended September 30, 2005 noninterest income increase to $401,000 as compared to $392,000 for the same period in 2004. This increase can be attributed to increased gains on the sale of loans and increase servicing fee income, but was offset by decreased service charge fee income.

Noninterest expense for the first nine months of 2005 was $5.6 million compared to $5.1 million for the same period in 2004. This increase can largely be attributed to the increase in deferred compensation expense as noted above. Legal and professional fees increase $138,000 for the nine months ending September 30, 2005. Some of this increase can be attributed to increased fees from outside auditors due to additional audit requirements under Sarbanes-Oxley. Increases in professional fees also include service costs for the addition of internet banking and other miscellaneous professional service fees.

For the three months ended September 30, 2005, noninterest expense increased $139,000 to $1.8 million as compared to $1.7 million for the same period in 2004. The majority of this increase can be attributed to an increase in legal and professional fees for the same reasons as noted above.

The provision for federal income tax was 26.6% of pretax income for the nine months ended September 30, 2005 as compared to 28.6% for the same period in 2004. The difference between the tax rates for the two periods is due to the unanticipated non-taxable income from insurance proceeds during 2005. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

None

ITEM 2- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

PERIOD

                                               Total             Approximate
                                              number            dollar value
                                             of shares            of shares
                    Total     Average        purchased             that may
                  number of    price     as part of publicly     be purchased
                    shares    paid per       announced         under the plans
                  purchased    share      plans or programs      or programs
July, 2005            671      $50.00                                 $5

August, 2005         None                                             $5

September, 2005      None                                             $5

Total                                                                 $5

The Company adopted a Stock Redemption Program on November 14, 2002 with the provision that it would remain in effect for six months or until $1 million had been expended on the purchase of common stock, whichever shall occur first. The Company extended the program in May 2003 until November 2003. The Company reinstated the program on December 24, 2003 and it will remain in effect until the $1 million originally allocated for common stock purchases is met. As of September 30, 2005, the Company has $5 remaining to purchase stock under the program, but due to the average price per share the Company considers the program to have come to an end as of July 31, 2005.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5-OTHER INFORMATION

None

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

                                      CNB Corporation
                                       (Registrant)

Date: November 10, 2005               /s/ James C. Conboy, Jr.
                                      ------------------------------------------
                                      James C. Conboy, Jr.
                                      President and Chief Executive Officer

Date: November 10, 2005               /s/ Susan A. Eno
                                      ------------------------------------------
                                      Susan A. Eno
                                      Executive Vice President

EXHIBIT INDEX

Number  Exhibit
31.1    Certification of Chief Executive Officer

31.2    Certification of Chief Financial Officer

32.1    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002