Form 10-K
period 2005-12-31
CNB CORP /MI/
filed 2006-03-28
CIK 779125

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act
                             Yes [ ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                              Yes[ ]    No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes[X]    No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark if registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of he Exchange Act.
   Large Accelerated Filer [ ] Accelerated Filer[ ] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
                              Yes [ ]    No[X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $ 57,087,600.

As of March 3, 2006 there were outstanding 1,237,318 shares of the registrant's common stock, $2.50 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant's annual report to security holders for fiscal year ended December 31, 2005 are incorporated by reference in Part I and
Part II of this report, and specified portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 16, 2006 are incorporated by reference in Part III of this report.


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

The Bank's lending function provides a full range of loan products. These include real estate mortgages, secured and unsecured commercial and consumer loans, lines of credit, home equity loans and construction financing. The Bank also participates in specialty loan programs through the Michigan State Housing Development Authority, Federal Home Loan Mortgage Corporation, Mortgage Guaranty Insurance Corporation, Farm Service Agency and Small Business Administration. Through correspondent relationships, the Bank also makes available credit cards and student loans.

The Bank's loan portfolio consists of over 53% residential real estate mortgages on both primary and secondary homes. The residential borrower base is very diverse and loan to value ratios are generally 80% or less. Commercial loans accounts for approximately 40% of total loans. Commercial real estate lending, a part of commercial loans, has grown to represent 34% of total loans. These loans are generally for owner occupied properties with loan to value ratios of 80% or less. Personal guarantees are required on most commercial loans. Unsecured lending is very limited.

The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold its long term fixed rate residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation (FHLMC). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled approximately $73 million at December 31, 2005.

Banking services are delivered through six full-service banking offices and two drive-in branches plus ten automated teller machines in Cheboygan, Emmet and Presque Isle Counties, Michigan. The business base of the counties is primarily tourism with light manufacturing. The Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participations, and the purchase and sale of federal funds and other similar services.

Our new branch in Inverness Township opened in December 2005. Unlike the drive-in branch it replaced, the new branch has full lobby service, easily accessible drive-thru lanes and a drive up ATM. In 2005 we entered into an agreement to sell the closed drive-in branch which is presently subject to a due diligence period of inspection by the expected purchaser. In January 2006 we signed an agreement to purchase property just south of Alanson in Littlefield Township, Emmet County. We anticipate closing on the property this summer and constructing a full-service branch facility later this year or in 2007. This will be the bank's first expansion location since the Indian River branch opened in 1981.

Under various agency relationships, the Bank provides trust and discount brokerage services and mutual fund, annuity and life insurance products to its customers.

In its primary market, which includes Cheboygan County and parts of Emmet, Mackinac and Presque Isle Counties, the Bank is one of three principal banking institutions. One is a member of a multi-bank holding company with substantially more assets than the Company, while the other is an independent community bank. There are also two credit unions, one savings and loan association and a brokerage firm.

As of December 31, 2005, the Bank employed 74 full-time and 14 part-time employees. This compares to 69 full-time and 16 part-time employees as of December 31, 2004. Neither the Company nor CNB Mortgage Corporation has any full-time employees. Their operation and business are carried out by officers and employees of the Bank who are not compensated by the Company.

Disclosure relating to the Distribution of Assets, Liabilities and Stockholders'Equity; Interest rates and Interest differential is presented on pages 39-40 of Registrant's 2005 Annual Report which is incorporated herein by reference.

SECURITIES

The year end fair values and related gross unrealized gains and losses for securities available for sale, were as follows:

AVAILABLE FOR SALE

                                                 Gross        Gross
                                      Fair     Unrealized   Unrealized
Available for Sale                   Value       Gains        Losses
                                             (In thousands)
   2005
        U.S. Government agency      $ 49,099    $     -       $ (717)
        Mortgage-backed                8,140          -         (180)
        State and municipal           12,076         38          (52)
                                    --------    -------       ------
                                    $ 69,315    $    38       $ (949)
                                    ========    =======       ======

   2004
        U.S. Government agency      $ 56,786    $    20       $ (431)
        Mortgage-backed                3,149          8            -
        State and municipal           18,345        255          (17)
                                    --------    -------      -------
                                    $ 78,280    $   283       $ (448)
                                    ========    =======       ======

   2003
        U.S. Government agency      $ 48,802    $   363       $  (28)
        State and municipal           26,915        638           (8)
                                    --------    -------      -------
                                    $ 75,717    $ 1,001       $  (36)
                                    ========    =======       ======

The year end carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                              Gross         Gross
                               Carrying    Unrecognized   Unrecognized    Fair
Held to Maturity                Amount        Gains         Losses        Value
                               --------    ------------   ------------   -------
                                                (In thousands)
   2005
        State and municipal    $  4,117       $   37         $  (26)     $ 4,128
                               ========       ======         ======      =======

   2004
        State and municipal    $  4,621       $   55         $  (13)     $ 4,663
                               ========       ======         ======      =======

   2003
        State and municipal    $  4,892       $  117         $    -      $ 5,009
                               ========       ======         ======      =======

Scheduled maturities of the fair value of securities available for sale and the carrying amount of held to maturity securities at December 31, 2005, were as follows:

                        Due in      Due from    Due from       Due
                       One year      One to      Five to    After ten
                       Or less     Five years   Ten years     Years      Total
                       --------    ----------   ---------     -----     -------
                                              (In thousands)
 U.S. Government and
        agencies       $ 31,308      $17,791     $     -     $     -    $49,099
 Mortgage-backed              -        8,140           -           -      8,140
 State and municpial      6,221        6,713       1,298       1,961     16,193
                       --------      -------     -------     -------    -------
                       $ 37,529      $32,644     $ 1,298     $ 1,961    $73,432
                       ========      =======     =======     =======    =======

 Yield                     3.05%        3.74%       6.19%       7.35%      3.53%
                       ========      =======     =======     =======    =======

The Company held securities exceeding 10% of shareholders' equity for the following states (including its political subdivisions) at December 31, 2005:

             Book               Fair
             Value              Value
                (In thousands)
Michigan    $ 8,713            $ 8,725

LOANS

The following is a summary of loans at December 31:

                                        2005          2004        2003         2002         2001
                                      ---------    ---------    ---------    ---------    ---------
                                                             (In thousands)
Residential real estate               $  83,234    $  83,364    $  89,042    $  92,653    $  84,588
Consumer                                  9,922        8,699        9,660       11,270       11,767
Commercial real estate                   53,133       43,336       35,258       31,581       26,536
Commercial                               10,037        9,220        9,540       10,824       11,912
                                      ---------    ---------    ---------    ---------    ---------
                                        156,326      144,619      143,500      146,328      134,803
Deferred loan origination fees, net          (8)         (11)         (15)         (22)         (30)
Allowance for loan losses                (1,456)      (1,350)      (1,575)      (1,669)      (1,667)
                                      ---------    ---------    ---------    ---------    ---------
                                      $ 154,862    $ 143,258    $ 141,910    $ 144,637    $ 133,106
                                      =========    =========    =========    =========    =========

Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding excluding residential real estate and consumer loans at December 31, 2005, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity of changes in interest rates.

                                                                       Total
                                                                   (In thousands)
In one year or less                                                    $ 29,516
 After one year but within five years:
       Interest rates are floating or adjustable                             60
       Interest rates are fixed or predetermined                         29,785
After five years:
       Interest rates are floating or adjustable                              -
       Interest rates are fixed or predetermined                          3,809
                                                                      ---------
                                                                      $  63,170
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

                                   2005     2004       2003      2002      2001
                                 -------   -------   -------   -------    -------
                                               (Dollars in thousands)
Balance at beginning of period   $ 1,350   $ 1,575   $ 1,669   $ 1,667    $ 1,652

Less charge-offs:
   Residential real estate             -        33         8         -          -
   Consumer                           28        43        98        49         84
   Commercial real estate              -         -         -         -          -
   Commercial                          -       166         -         1          3
                                 -------   -------   -------   -------    -------
Total charge-offs:                    28       242       106        50         87

Recoveries:
   Residential real estate             7         1         1         -          3
   Consumer                            7         8        11        52         15
   Commercial real estate              -         -         -         -          -
   Commercial                          -         8         -         -          1
                                 -------   -------   -------   -------    -------
Total recoveries                      14        17        12        52         19
                                 -------   -------   -------   -------    -------
Net charge-offs                       14       225        94        (2)        68
                                 -------   -------   -------   -------    -------
Provision charged to expense         120         -         -         -         83

Allowance for loan losses,       -------   -------   -------   -------    -------
  end of period                  $ 1,456   $ 1,350   $ 1,575   $ 1,669    $ 1,667
                                 =======   =======   =======   =======    =======


                                       2005          2004            2003          2002           2001
                                    ----------    -----------    -----------    -----------    -----------
                                                           (Dollars in thousands)
Total loans outstanding at end
  of period                         $  156,326    $   144,619    $   143,500    $   146,328    $   134,803

Average loans outstanding for
  the year                          $  149,681    $   143,800    $   146,330    $   143,840    $   128,913

Ratio of net charge-offs to daily
  average loans outstanding               0.01%          0.16%          0.06%          0.00%          0.05%

Ratio of net charge-offs to total         0.01%          0.16%          0.07%          0.00%          0.05%
   loans outstanding

The allocation of the allowance for loan losses for the years ended December 31 is:

                        Residential              Commercial
                        Real Estate   Consumer   Real Estate    Commercial    Unallocated    Total
                                                 (Dollars in thousands)
2005 Allowance amount     $  299       $   35      $   829         $ 163       $    130     $ 1,456
  % of Total loans          53.2%         6.4%        34.0%          6.4%                     100.0%
2004 Allowance amount     $  223       $   39      $   118         $  74       $    896     $ 1,350
  % of Total loans          57.6%         6.0%        30.0%          6.4%                     100.0%
2003 Allowance amount     $  258       $   48      $    88         $  49       $  1,132     $ 1,575
  % of Total loans          62.1%         6.7%        24.6%          6.6%                     100.0%
2002 Allowance amount     $  244       $   32      $    79         $  45       $  1,269     $ 1,669
  % of Total loans          63.3%         7.7%        21.6%          7.4%                     100.0%
2001 Allowance amount     $  219       $   44      $    65         $  30       $  1,309     $ 1,667
  % of Total loans          62.8%         8.7%        19.7%          8.8%                     100.0%

The amount of the unallocated allowance decreased significantly from $896,000 in 2004 to $130,000 in 2005. This was primarily due to a revision of the allowance for loan losses methodology during 2005. During 2005 management enhanced their assessment of inherent risks in the loan portfolio which resulted in increased allowance allocations in the commercial real estate and commercial loan categories during 2005. Management feels the new methodology better allocates the allowance into the appropriate loan categories.

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

The following is a summary of nonaccrual, past due and restructured loans as of December 31:

                                         2005             2004             2003            2002             2001
                                                                           (In thousands)
Nonaccrual loans                      $        -       $        -       $        -      $        -       $        -
Loans past due 90 days or more               255              674              408             114              647
Troubled debt restructurings                   -                -                -               -                -
                                      ----------       ----------       ----------      ----------       ----------
                                      $      255       $      674       $      408      $      114       $      647
                                      ==========       ==========       ==========      ==========       ==========

DEPOSITS

The following table presents the remaining maturity of time deposits individually exceeding $100,000 at December 31, 2005. Dollars are reported in thousands.

3 Months or less                         $ 3,414
Over 3 Months to 6 Months                  2,813
Over 7 Months through 12 Months            5,416
Over 12 Months                             7,918
                                         -------
                                         $19,561
                                         =======

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included in page 1 of Registrant's 2005 Annual Report, which is incorporated herein by reference.

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

An analysis of the Company's regulatory capital requirements at December 31, 2005 is presented on page 26 of the Registrant's 2005 Annual Report in Note 14 Regulatory Capital to the Company's consolidated financial statements, which is incorporated herein by reference.

ITEM 1A-RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

WE FACE INTENSE COMPETITION IN ALL PHASES OF OUR BUSINESS FROM OTHER BANKS AND FINANCIAL INSTITUTIONS.

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services. Some of these competitors are not subject to the same regulatory restrictions, have advantages of scale due to their size, or have cost advantages due to their tax status.

INTEREST RATES AND OTHER CONDITIONS IMPACT OUR RESULTS OF OPERATIONS.

Our profitability is in part a function of the spread between the interest rates earned on loans and investments and the interest rates paid on deposits. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influences market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities (deposits) will be such that they are affected differently by a given change in interest rates. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates, changes in the U.S. Treasury yield curve and other similar factors may have an adverse effect our business, financial condition and results of operations.

OUR LOCAL ECONOMY MAY AFFECT OUR FUTURE GROWTH POSSIBILITIES.

Our current market area is principally located in Northern Michigan. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area and market share. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers' ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

WE MUST EFFECTIVELY MANAGE OUR CREDIT RISK.

These are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risk of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures. We have a formal lending policy that is approved by the Board of Directors of the Bank. However prudent these procedures may be they do not eliminate credit risk.

OUR CREDIT LOSSES COULD INCREASE AND OUR ALLOWANCE FOR LOAN LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOAN LOSSES.

The risk of nonpayment of loans is inherent in all lending activities and nonpayment, if it occurs, may have a material adverse affect on our earnings and overall financial condition as well as the value of our common stock. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions were wrong, our allowance for loan losses may not be sufficient to cover our losses, thereby having an adverse affect on our operating results, and may cause us to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses could have a negative effect on our net income, financial condition and results of operations.

WE CONTINUALLY ENCOUNTER TECHNOLOGICAL CHANGE, AND WE MAY HAVE FEWER RESOURCES THAN OUR COMPETITORS TO CONTINUE TO INVEST IN TECHNOLOGICAL IMPROVEMENTS.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In additional to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT, AND CHANGES IN LAWS AND REGULATIONS TO WHICH WE ARE SUBJECT MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, Securities and Exchange Commission, and the Comptroller of the Currency. Regulations adopted by these agencies govern a comprehensive range of matters relating to our permissible activities for us to engage in, maintenance of adequate capital levels, matters of internal control over financial reporting and other aspects of our operations. The regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law or regulation. The laws and regulations applicable to the Company could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation or regulation may limit the manner in which we many conduct our business, including our ability to offer new products, attract deposits, make loans and achieve satisfactory spreads.

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON SHARES, AND THUS YOUR ABILITY TO SELL OR PURCHASE OUR COMMON SHARES MAY BE LIMITED.

Your ability to sell our common shares or purchase additional common shares largely depends upon the existence or an active market for our common shares. Although our common shares are quoted on the OTC Bulletin Board, they are not listed on any securities exchange and the volume of trading has been historically limited. As a result, you may not be able to sell or purchase our common shares at the volume, time and price that you desire. In addition, a fair valuation of the purchases or sales price of our common shares also depends upon an active trading market, and thus the price you receive for a thinly traded stock, such as our common shares, may not reflect its true value.

WE MAY NOT BE ABLE TO PAY DIVIDENDS IN THE FUTURE IN ACCORDANCE WITH PAST PRACTICE.

We pay a quarterly dividend to shareholders. However, we are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered by our Board of Directors.

ITEM 1B-UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2-PROPERTIES

The Company and the Bank have their primary office at 303 North Main Street, Cheboygan, Michigan. In addition, the Bank owns and operates the following facilities: Onaway Office, 20581 W. State Street, Onaway; Mackinaw City Office, 580 S. Nicolet Street, Mackinaw City; Pellston Office, 200 Stimpson, Pellston; Indian River Office, 3990 Straits Highway, Indian River; Downtown drive-in, 414 Division Street, Cheboygan; and East Side drive-in, 816 East State Street, Cheboygan. All properties are owned by the Bank free of any mortgages or encumbrances. During 2005 the Bank constructed a new facility to replace its South Side drive-in. The new facility is located at 10854 North Straits Highway, Cheboygan and is now a full service branch. As previously mentioned, the Bank signed an agreement to purchase property just south of Alanson in Littlefield Township, Emmet County with the anticipation of constructing a full-service branch facility in late 2006 or in 2007.

ITEM 3-LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings other than the routine litigation that is incidental to the business of banking.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the fourth quarter of 2005.

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

The information detailing the range of high and low selling prices of known transactions for the Company's common stock and cash dividends declared for each full quarterly period within the two most recent fiscal years can be found under the caption "Financial Highlights" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2005, which is hereby incorporated by reference.

The information which indicates the amount of common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 8 on page 20 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2005, which is hereby incorporated by reference.

There are approximately 1,009 shareholders of record of common stock of the Company as of January 31, 2006.

During 2005 and 2004, the Company declared regular dividends of $1.60 per share plus a special dividend of $0.60 per share. These per share statistics have been restated to reflect the 5% stock dividend paid March 12, 2004. The information detailing the cash dividends declared within the two most recent fiscal years can be found under the caption "Financial Highlights" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2005, which is hereby incorporated by reference. These have resulted in a dividend payout ratio averaging 80.7% for the past three years.

The Federal Reserve Board's policy of Cash Dividends by Bank Holding Companies restricts the payment of cash dividends based on the following criteria: (1) the Company's net income from operations over the past year must be sufficient to fully fund the dividend and (2) the prospective rate of earnings retention must be consistent with the Company's capital needs, asset quality and overall financial condition.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company adopted a Stock Redemption Program on November 14, 2002 with the provision that it would remain in effect for six months or until $1 million had been expended on the purchase of common stock, whichever shall occur first. The Company extended the program in May 2003 until November 2003. The Company reinstated the program on December 24, 2003 and it was to remain in effect until the $1 million originally allocated for common stock purchases was met. As of September 30, 2005, the Company has $5 remaining to purchase stock under the program, but due to the average price per share the Company considers the program to have come to an end as of July 31, 2005.

ITEM 6-SELECTED FINANCIAL DATA

The information required by this item is included on Page 1 under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2005, which is hereby incorporated by reference.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included on pages 31 through 42 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2005, which is hereby incorporated by reference.

ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included on pages 36 through 37 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2005, which is hereby incorporated by reference.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is included on pages 2 through 30 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2005, which is hereby incorporated by reference.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A-CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date") an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Treasurer who serves as our Chief Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Treasurer have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that material information relating to the Company known to others within the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B-OTHER INFORMATION

None.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is included under the captions "Information about Director Nominees," "Committees and Meetings of the Board of Directors," "Code of Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 16, 2006, which is hereby incorporated by reference.

Information about the executive officers of the Corporation is set forth below.

Name and Age          Position
------------          --------
John P. Ward, 69      Chairman of the Corporation and Citizens National Bank of
                      Cheboygan. Mr. Ward retired as an officer from the Bank
                      during 1998.

Name and Age                  Position
------------                  --------
James C. Conboy, Jr., 58      Chief Executive Officer and President of the
                              Corporation and Citizens National Bank of
                              Cheboygan.  Mr. Conboy joined the  Corporation
                              and the Bank during 1998. Mr. Conboy held the
                              position as President and Chief Operating Officer
                              for more than 5 years.  He has been in his
                              current position since May, 2004.

Susan A. Eno, 51              Executive Vice President and Secretary of the
                              Corporation; Executive Vice President and Cashier
                              of Citizens National Bank of Cheboygan.  Ms. Eno
                              has been an officer of the Corporation since 1996
                              and an employee of the Bank since 1971.  She has
                              been in her current position for more than 9
                              years.

Douglas W. Damm, 52           Senior Vice President of the Corporation and
                              Citizens National Bank of Cheboygan.  Mr. Damm has
                              been an officer of the Corporation since 2003 and
                              an employee of the Bank since 1987.  He has been
                              in his current position for more than 18 years and
                              has 27 years experience in the banking business.

Jeffrey L. Schmidt, 46        Senior Vice President of the Corporation and
                              Citizens National Bank of Cheboygan.  Mr. Schmidt
                              joined the Bank during 2004.  He has been in the
                              banking business for more than 22 years.

Shanna L. Hanley, 28          Treasurer of the Corporation; Vice President and
                              Senior Controller  of Citizens National Bank of
                              Cheboygan.  Ms. Hanley joined the Bank during
                              2005.

ITEM 11-EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Compensation of Executive Officers" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 16, 2006, which is hereby incorporated by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption "Ownership of Common Stock" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 16, 2006, which is hereby incorporated by reference.

The information required by this item is included under the caption "Securities Authorized for Issuance Under Equity Compensation Plan Information" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 16, 2006, which is hereby incorporated by reference.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 16, 2006, which is hereby incorporated by reference.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption "Independent Auditors" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 16, 2006, which is hereby incorporated by reference.

PART IV

ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)Financial Statements. The following financial statements, notes to financial statements and independent report of CNB Corporation and its subsidiary are referenced in Item 8 of this report are hereby incorporated by reference:

      Consolidated Balance Sheets-December 31, 2005 and 2004.

      Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.

      Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003.

      Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

      Notes to Consolidated Financial Statements.

      Report of Independent Registered Public Accounting Firm dated March 10, 2006.

      (2)Financial Statement Schedules. Not applicable

      (3) Exhibits.

            (3a)Articles of Incorporation. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996, and hereby incorporated by reference.

            (3b)By-Laws as amended through March 25, 2004. Previously filed as
            Exhibit 3b to the Company's Form 10-K for the fiscal year ended December 31, 2003 filed December 27, 2004, and hereby incorporated by reference.

            (10) 1996 Stock Potion Plan. Previously filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended September 30, 1996 and hereby incorporated by reference.

            (11)Statement regarding computation of per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 2005, which are included in the annual report to shareholders for the year ended December 31, 2005 which is filed as Exhibit 13 to the Company's Form 10-K for the fiscal year ended December 31, 2005, and hereby incorporated by reference.

            (13)Annual report to shareholders for the year ended December 31, 2005. (filed herewith).

            (21)Subsidiaries of the Company. (filed herewith).

            (23)Consent of Independent Registered Public Accounting Firm. (filed herewith).

            (31.1)Certification of Chief Executive Officer.

            (31.2)Certification of Chief Financial Officer.

            (32.1)Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)See Item 15(a) (3) above.

(c)Financial Statement Schedules. Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CNB CORPORATION
                                  (Registrant)

Date: March 23, 2006

 /s/ James C. Conboy, Jr.
------------------------------
James C. Conboy, Jr.
President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2006.

/s/ Steven J. Baker        /s/ John L. Ormsbee             /s/ Jeffrey L. Schmidt

-------------------------  ------------------------------  ---------------------
Steven J. Baker            John L. Ormsbee                 Jeffrey L. Schmidt
Director                   Director                        Senior Vice President

/s/ James C. Conboy, Jr.   /s/ Francis J. VanAntwerp, Jr.  /s/ Shanna L. Hanley
-------------------------  ------------------------------  ---------------------
James C. Conboy, Jr.       Francis J. VanAntwerp, Jr.      Shanna L. Hanley
Director                   Director                        Treasurer (Principal
President and Chief                                        Financial Officer and
Executive Officer                                          Principal Accounting
                                                           Officer)

/s/ Kathleen M. Darrow     /s/ John P. Ward
-------------------------  ------------------------------
Kathleen M. Darrow         John P. Ward
Director                   Director
                           Chairman

/s/ Thomas J. Ellenberger  /s/ Susan A. Eno
-------------------------  ------------------------------
Thomas J. Ellenberger      Susan A. Eno
Director                   Executive Vice president
                           Secretary

/s/ Vincent J. Hillesheim  /s/ Douglas W. Damm
-------------------------  ------------------------------
Vincent J. Hillesheim      Douglas W. Damm
Director                   Senior Vice President

                                  EXHIBIT INDEX

(3a)Articles of Incorporation. Previously filed as an exhibit to the registrant's Form 10-KSB filed April 26, 1996 and hereby incorporated by reference.

(3b)By-Laws as amended through March 25, 2004. Previously filed as Exhibit 3b to the Company's Form 10-K for the fiscal year ended December 31, 2003 filed December 27, 2004, and hereby incorporated by reference.

(10) 1996 Stock Option Plan. Previously filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended September 30, 1996 and hereby incorporated by reference.

(11) Statement regarding computation per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 2005 contained in is annual report to shareholders for the year ended December 31, 2005. (filed herewith)

(13) Annual report to shareholders for the year ended December 31, 2005. (filed herewith)

(21) Subsidiaries of the Company. (filed herewith)

(23) Consent of Independent Registered Public Accounting firm. (filed herewith)

(31.1) Certification of Chief Executive Officer. (filed herewith)

(31.2) Certification of Chief Financial Officer. (filed herewith)

(32.1) Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)