Form 10-Q
period 2006-03-31
CNB CORP /MI/
filed 2006-05-12
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Yes [X]                                                            No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act). Yes [ ]     No [X]

As of May 3, 2006 there were 1,237,582 shares of the issuer's common stock outstanding.

CNB CORPORATION
Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Condensed):

         Consolidated Balance Sheets - March 31, 2006 and December 31, 2005...............................        3

         Consolidated Statements of Income - Three Months Ended March 31, 2006 and 2005...................        4

         Consolidated Statements of Cash Flows - Three Months Ended March 31, 2006 and 2005...............        5

         Notes to Consolidated Financial Statements.......................................................    6 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations............   8 - 11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......................................       11

Item 4 - Controls and Procedures..........................................................................       11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................................................       12

Item 1A - Risk Factors....................................................................................       12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds......................................       12

Item 3 - Defaults Upon Senior Securities..................................................................       12

Item 4 - Submission of Matters to a Vote of Security Holders..............................................       12

Item 5 - Other Information................................................................................       12

Item 6 - Exhibits and Reports on Form 8-K.................................................................       12

Signatures................................................................................................  13 - 16

Exhibit Index.............................................................................................       17

PART I - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

                                                         March 31,    December 31,
                                                           2006          2005
                                                        (Unaudited)
ASSETS
Cash and due from banks                                 $    7,553    $      6,586
Interest-bearing deposits with other
           financial institutions                                5               -
Federal funds sold                                           4,663           5,357
                                                        ----------    ------------
    Total cash and cash equivalents                         12,221          11,943

Securities available for sale                               65,589          69,315
Securities held to maturity (market value of $3,712
     in 2006 and $4,128 in 2005)                             3,690           4,117
Other securities                                             1,053           1,053
Loans, held for sale                                           365              51
Loans, net of allowance for loan losses of $1,465
     in 2006 and $1,456 in 2005                            157,340         154,811
Premises and equipment, net                                  5,674           5,443
Other assets                                                 6,427           5,998
                                                        ----------    ------------

        Total assets                                    $  252,359    $    252,731
                                                        ==========    ============

LIABILITIES
Deposits
    Noninterest-bearing                                 $   36,224    $     38,943
    Interest-bearing                                       186,986         184,494
                                                        ----------    ------------
           Total deposits                                  223,210         223,437
Other liabilities                                            4,378           4,795
                                                        ----------    ------------
        Total liabilities                                  227,588         228,232

SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
  authorized; and 1,237,582 and 1,237,418 shares
  issued and outstanding in 2006 and 2005                    3,094           3,094
Additional paid-in capital                                  20,434          20,430
Retained earnings                                            1,751           1,576
Accumulated other comprehensive loss, net of tax
                                                              (508)           (601)
                                                        ----------    ------------
    Total shareholders' equity                              24,771          24,499
                                                        ----------    ------------

        Total liabilities and shareholders' equity      $  252,359    $    252,731
                                                        ==========    ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                                           Three months ended
                                                                March 31,
                                                           2006          2005
                                                               (Unaudited)
INTEREST INCOME
   Loans, including fees                                $    2,822    $   2,449
   Securities
     Taxable                                                   456          508
     Tax exempt                                                127          152
   Other interest income                                       102           52
                                                        ----------    ---------
          Total interest income                              3,507        3,161

INTEREST EXPENSE ON DEPOSITS                                   995          653
                                                        ----------    ---------

NET INTEREST INCOME                                          2,512        2,508

Provision for loan losses                                       30           30
                                                        ----------    ---------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                              2,482        2,478
                                                        ----------    ---------

NONINTEREST INCOME
   Service charges and fees                                    225          220
   Net realized gains from sales of loans                       50           52
   Loan servicing fees, net of amortization                     29           22
   Other income                                                 40           55
                                                        ----------    ---------
        Total noninterest income                               344          349

NONINTEREST EXPENSES
   Salaries and employee benefits                              880          793
   Deferred compensation                                        81           75
   Pension                                                      64           78
   Hospitalization                                             141          129
   Occupancy                                                   269          212
   Supplies                                                     34           43
   Legal and professional                                       98           94
   Other expenses                                              323          259
                                                        ----------    ---------
        Total noninterest expense                            1,890        1,683
                                                        ----------    ---------

INCOME BEFORE INCOME TAXES                                     936        1,144

Income tax expense                                             242          339
                                                        ----------    ---------

NET INCOME                                              $      694    $     805
                                                        ==========    =========

TOTAL COMPREHENSIVE INCOME                              $      787    $     519
                                                        ==========    =========

Return on average assets (annualized)                         1.08%        1.25%
Return on average equity (annualized)                        11.21%       13.32%

Basic earnings per share                                $     0.56    $    0.65
Diluted earnings per share                              $     0.56    $    0.65

Dividends declared per share                            $     0.42    $    0.40

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

                                                                     Three months ended March 31,
                                                                        2006              2005
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                         $       694        $     805
  Adjustments to reconcile net income to net cash
     from operating activities
       Depreciation, amortization and accretion, net                         (84)             226
       Provision for loan losses                                              30               30
       Loans originated for sale                                          (2,528)          (2,809)
       Proceeds from sales of loans originated for sale                    2,237            2,240
       Gain on sales of loans                                                (50)             (52)
       Increase in other assets                                             (415)            (270)
       Increase in other liabilities                                         315              550
                                                                     -----------        ---------
          Total adjustments                                                 (495)             (85)
                                                                     -----------        ---------
            Net cash provided by operating activities                        199              720

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of securities available for sale                8,800            4,513
  Purchase of securities available for sale                               (4,697)          (6,186)
  Proceeds from maturities of securities held to maturity                    427              413
  Proceeds from maturities of other securities                                 -               40
  Purchase of other securities                                                 -               (9)
  Net change in portfolio loans                                           (2,594)            (714)
  Premises and equipment expenditures                                       (383)            (108)
                                                                     -----------        ---------
            Net cash provided by (used in) investing activities            1,553           (2,051)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase(decrease) in deposits                                        (227)             525
  Dividends paid                                                          (1,251)          (1,238)
  Net proceeds from exercise of stock options                                  8                4
  Purchases of common stock                                                   (4)             (10)
                                                                     -----------        ---------
            Net cash used in financing activities                         (1,474)            (719)
                                                                     -----------        ---------

Net change in cash and cash equivalents                                      278           (2,050)

Cash and cash equivalents at beginning of year                            11,943           12,695
                                                                     -----------        ---------

Cash and cash equivalents at end of period                           $    12,221        $  10,645
                                                                     ===========        =========

Cash paid during the period for:
  Interest                                                           $       977        $     631
  Income taxes                                                                 -               24
Non-cash transactions:
 Transfer from loans to other real estate owned                               35              148

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation. All significant intercompany accounts and transactions are eliminated in the consolidation process. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 2005.

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

Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, which requires companies to record compensation expense for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee's service period, which is normally the vesting period of the options. This will apply to awards granted or modified after adoption and for prior grants that vest after the date of adoption. As of and for the three months ended March 31, 2006 there was no unrecognized compensation expense or recorded compensation expense as there were no unvested options during this period or as of March 31, 2006. The effect on future results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted.

Prior to December 31, 2005 stock-based compensation was accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost of stock options was measured as the excess, if any, of the fair value of our stock at the date of grant over the grant price and no stock-based employee compensation cost was reflected in the income statements for the periods ended prior to December 31, 2005. The effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, was less than $.01 per share for the three months ended March 31, 2005. There is no proforma effect for the three months ended March 31, 2006 since previously all awards were recorded under the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees.

There were no stock options granted during the three months ended March 31, 2006 and 2005.

The Company adopted a stock option plan in May 1996 under which the options may be issued at market prices to employees. Stock options are used to reward certain officers and provide them with an additional equity interest. Options are issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended March 31, 2006 and 2005.

Information about options available for grant, options outstanding and options exercisable follows:

                                                                                  Weighted
                                                Options          Weighted          Average
                                              Outstanding         Average         Remaining           Aggregate
                              Available           and            Exercise        Contractual          Intrinsic
                              For Grant       Exercisable          Price            Term                Value
Balance at January 1, 2006      9,952            25,932        $      47.35
   Options exercised                               (264)              33.62
                                -----            ------
Balance at March 31, 2006       9,952            25,668        $      47.49       4.3 years         $      36,000
                                -----            ------

The aggregate intrinsic value of options exercised for the three months ended March 31, 2006 and 2005 was approximately $4,000 and $0, respectively. There were no shares vested for the same periods.

Cash received from option exercises for the periods ending March 31, 2006 and 2005 was approximately $8,000 and $4,000, respectively. There were no tax benefits realized from option exercises during the same periods.

There have been no significant changes in the Company's critical accounting policies since December 31, 2005.

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three month period ending March 31, 2006 the weighted average shares outstanding in calculating basic earnings per share was 1,237,435 while the weighted average number of shares for diluted earnings per share was 1,239,494. As of March 31, 2006 there were 19,392 shares not considered in the earnings per share calculation because they were antidilutive. For the three month period ending March 31, 2005 the weighted average shares outstanding in calculating basic earnings per share were 1,237,854 while the weighted average number of shares for diluted earnings per share was 1,240,702.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three month period ending March 31, 2006.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents increased $278,000 or 2.3%. During the three month period ending March 31, 2006, $199,000 in cash was provided by operating activities. Investing activities provided $1.6 million during the three months ended March 31, 2006, primarily due to proceeds of maturing securities and financing activities utilized $1.5 million.

SECURITIES

The securities portfolio decreased $4.2 million since December 31, 2005. The available for sale portfolio increased to 93.3% of the investment portfolio up from 93.1% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                                                 Gross                Gross
                                               Fair           Unrealized            Unrealized
                                               Value             Gains                Losses
                                           ------------       ----------            ----------
Available for Sale
   MARCH 31, 2006
        U.S. Government agency             $     47,849       $        3            $     (618)
        Mortgage-backed                           7,715                0                  (196)
        State and municipal                      10,025               71                   (30)
                                           ------------       ----------            ----------
                                           $     65,589       $       74            $     (844)
                                           ============       ==========            ==========

   DECEMBER 31, 2005
        U.S. Government agency             $     49,099       $        -            $     (717)
        Mortgage-backed                           8,140                -                  (180)
        State and municipal                      12,076               38                   (52)
                                           ------------       ----------            ----------
                                           $     69,315       $       38            $     (949)
                                           ============       ==========            ==========

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

                                                Gross               Gross
                               Carrying      Unrecognized        Unrecognized            Fair
                                Amount          Gains               Losses               Value
                               --------      ------------        ------------          ---------
Held to Maturity
   MARCH 31, 2006
     State and municipal       $  3,690      $         39        $        (17)         $   3,712
                               ========      ============        ============          =========

   DECEMBER 31, 2005
     State and municipal       $  4,117      $         37        $        (26)         $   4,128
                               ========      ============        ============          =========

The carrying amount and fair value of securities by contractual maturity at March 31, 2006 are shown below, in thousands of dollars.

                                Available for sale          Held to Maturity
                                    Fair                  Carrying       Fair
                                    Value                  Amount        Value
                                 -----------             ---------    ----------
Due in one year or less          $    37,019             $   1,225    $    1,226
Due from one to five years            27,003                   736           750
Due from five to ten years               718                 1,729         1,736
Due after ten years                      849                     -             -
                                 -----------             ---------    ----------

                                 $    65,589             $   3,690    $    3,712
                                 ===========             =========    ==========

LOANS

Net loans at March 31, 2006 increased $2.5 million from December 31, 2005. The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 2006 and December 31, 2005 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at March 31, 2006 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 13.2% of total loans.

                                                       March 31, 2006                 December 31, 2005
                                                   Balance       % of total        Balance        % of total
                                                 -----------     ----------      -----------      ----------
Portfolio loans:
   Residential real estate                       $    82,002        51.64%       $    83,183         53.23%
   Consumer                                            9,866         6.21%             9,922          6.35%
   Commercial real estate                             55,936        35.22%            53,133         34.00%
   Commercial                                         11,007         6.93%            10,037          6.42%
                                                 -----------       ------        -----------        ------
                                                     158,811       100.00%           156,275        100.00%
                                                                   ======                           ======
   Deferred loan origination fees, net                   (7)                              (8)
   Allowance for loan losses                         (1,464)                          (1,456)
                                                 -----------                     -----------
   Loans, net                                    $   157,340                     $   154,811
                                                 ===========                     ===========

ALLOWANCE AND PROVISION FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, follows:

                                  2006                2005
                                ---------          ---------
Beginning balance               $   1,456          $   1,350
Provision for loan losses              30                 30
Charge-offs                           (34)                (2)
Recoveries                             13                  6
                                ---------          ---------
Ending balance                  $   1,465          $   1,384
                                ---------          ---------

The Company had no impaired loans during the first three months of 2006 or 2005.

Since December 31, 2005 commercial mortgages have increased $2.8 million while consumer mortgages have decreased $1.2 million. This is primarily due to a slow down in residential refinancing and a stronger emphasis on commercial lending. There has been no change in the bank's lending policies. The lending staff continues to be well-trained and experienced. The trend and volume of past due loans continues to be well-controlled and in line with peer averages. In response to the change in portfolio composition and loan growth management recorded a provision of $30,000 in the first three months of 2006 and 2005.

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

                                   March 31,     December 31,
                                     2006           2005
                                     (dollars in thousands)
Nonaccrual                        $        -     $          -
Loans past due 90 days or more           512              255
Troubled debt restructurings               -                -
                                  ----------     ------------
   Total nonperforming loans      $      512     $        255
                                  ==========     ============

Percent of total loans                  0.33%            0.16%

DEPOSITS

Deposits at March 31, 2006 decreased $227,000 since December 31, 2005. Interest-bearing deposits increased $2.5 million or 1.4% for the three months ended March 31, 2006, while noninterest-bearing deposits decreased $2.7 million or 7.0%. This change in the deposit mix can be attributed to the changing rate environment and the increased rates paid on certificates of deposit.

LIQUIDITY AND FUNDS MANAGEMENT

As of March 31, 2006, the Company had $4.7 million in federal funds sold, $65.6 million in securities available for sale and $1.2 million in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 28.3% of total deposits as of March 31, 2006.

Total equity of the Company at March 31, 2006 was $24.8 million compared to $24.5 million at December 31, 2005.

RESULTS OF OPERATIONS

CNB Corporation's 2006 net income for the first three months was $694,000, a decrease of $111,000 compared to 2005 results. This decrease in net income can be attributed to an increase in noninterest expense resulting from the increase in depreciation expense on new equipment and increased salary expense over 2005. Basic and diluted earnings per share were $0.56 for 2006 compared to $0.65 for 2005. The return on assets was 1.08% for the first three months of the year versus 1.25% for the same period in 2005. The return on equity was 11.21% compared to 13.32% for the same period last year.

For the first three months of 2006, net interest income was $2.5 million representing an increase of less than 1.0% from the same period in 2005. The fully taxable equivalent net interest margin increased to 4.30% for the three month period ending March 31, 2006 compared to 4.25% for the same period ending March 31, 2005. This change can be attributable to an increase in overall interest rates from 2005 to 2006.

In response to the change in the loan portfolio composition and loan growth, management recorded a provision expense of $30,000 in the first three months in 2006 and 2005.

Noninterest income for the three months ending March 31, 2006 was $344,000, a decrease of $5,000 or 1.4% from the same period last year.

Noninterest expense for the first three months of 2006 was $1.9 million compared to $1.7 million for the same period in 2005. This increase can largely be attributed to increases in depreciation expense due to the purchase of new processing equipment and new branch facilities in Cheboygan and Indian River. Also, an increase in salary and benefit expenses as the Company increased its number of employees from 74 full-time equivalent employees at March 31, 2005 to
77.5 full-time equivalent employees at March 31, 2006. This increase in employees is due to increased branch hours and a new branch facility, both of which require additional staffing. Also during 2006, the Company has recognized $51,000 of expense due to the loss on sale or write-down of other real estate properties owned.

The provision for federal income tax was 25.9% of pretax income for the three months ended March 31, 2006 as compared to 29.6% for the same period in 2005. The difference between the tax rates for the two periods is due to the increase in our noninterest expense in 2006 from 2005 as mentioned earlier. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2005 Management Discussion and Analysis appearing in the December 31, 2005 10K.

ITEM 4-CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed summarized and reported within required time periods. Our Chief Executive Officer and Treasurer, who serves as the Company's CFO have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Corporation which is required to be included in our periodic reports filed under the Exchange Act. There have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

None

ITEM 1A.-RISK FACTORS

None

ITEM 2- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

                                           CNB Corporation
                                           -------------------------------------
                                                     (Registrant)

                                           /s/ James C. Conboy, Jr.
Date: May 11, 2006                         -------------------------------------
                                           James C. Conboy, Jr.
                                           President and Chief Executive Officer

                                           /s/ Susan A. Eno
Date: May 11, 2006                         -------------------------------------
                                           Susan A. Eno
                                           Executive Vice President

EXHIBIT INEDX

Number   Exhibit
31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32.1     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002