Form 10-Q
period 2006-06-30
CNB CORP /MI/
filed 2006-08-14
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

As of August 4, 2006 there were 1,238,762 shares of the issuer's common stock outstanding.

CNB CORPORATION
Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Condensed):

   Consolidated Balance Sheets - June 30, 2006 and December 31, 2005 ...       3

   Consolidated Statements of Income - Three and Six Months Ended
      June 30, 2006 and 2005 ...........................................       4

   Consolidated Statements of Cash Flows - Six Months Ended June 30,
      2006 and 2005 ....................................................       5

   Notes to Consolidated Financial Statements ..........................     6-7

Item 2 - Management's Discussion and Analysis of Financial Condition
   and Results of Operations ...........................................    8-11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk ....      11

Item 4 - Controls and Procedures .......................................      12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings .............................................      13

Item 1A - Risk Factors .................................................      13

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ...      13

Item 3 - Defaults Upon Senior Securities ...............................      13

Item 4 - Submission of Matters to a Vote of Security Holders ...........      13

Item 5 - Other Information .............................................      13

Item 6 - Exhibits and Reports on Form 8-K ..............................      13

Signatures .............................................................   14-17

Exhibit Index ..........................................................      18

PART I - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

                                                       June 30,     December 31,
                                                         2006           2005
                                                      -----------   ------------
                                                      (Unaudited)
ASSETS
Cash and due from banks                                 $  8,747      $  6,586
Federal funds sold                                         3,119         5,357
                                                        --------      --------
   Total cash and cash equivalents                        11,866        11,943
Securities available for sale                             58,009        69,315
Securities held to maturity (market value of $4,851
   in 2006 and $4,128 in 2005)                             4,843         4,117
Other securities                                           1,053         1,053
Loans, held for sale                                         411
                                                                            51
Loans, net of allowance for loan losses of $1,487
   in 2006 and $1,456 in 2005                            163,399       154,811
Premises and equipment, net                                5,714         5,443
Other assets                                               6,335         5,998
                                                        --------      --------
      Total assets                                      $251,630      $252,731
                                                        ========      ========
LIABILITIES
Deposits
   Noninterest-bearing                                  $ 40,424      $ 38,943
   Interest-bearing                                      180,997       184,494
                                                        --------      --------
      Total deposits                                     221,421       223,437
Other liabilities                                          4,946         4,795
                                                        --------      --------
      Total liabilities                                  226,367       228,232
SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
   authorized; and 1,238,762 and 1,237,418 shares
   issued and outstanding in 2006 and 2005                 3,097         3,094
Additional paid-in capital                                20,459        20,430
Retained earnings                                          2,226         1,576
Accumulated other comprehensive loss, net of tax            (519)         (601)
                                                        --------      --------
   Total shareholders' equity                             25,263        24,499
                                                        --------      --------
      Total liabilities and shareholders' equity        $251,630      $252,731
                                                        ========      ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                                Three months       Six months
                                               ended June 30,    ended June 30,
                                              ---------------   ---------------
                                               2006     2005     2006     2005
                                              ------   ------   ------   ------
                                                (Unaudited)
INTEREST INCOME
   Loans, including fees                      $3,007   $2,575   $5,829   $5,024
   Securities
      Taxable                                    453      538      909    1,046
      Tax exempt                                 110      152      237      304
   Other interest income                          58       55      160      107
                                              ------   ------   ------   ------
         Total interest income                 3,628    3,320    7,135    6,481
INTEREST EXPENSE ON DEPOSITS                   1,131      726    2,126    1,379
                                              ------   ------   ------   ------
NET INTEREST INCOME                            2,497    2,594    5,009    5,102
Provision for loan losses                         30       30       60       60
                                              ------   ------   ------   ------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                               2,467    2,564    4,949    5,042
                                              ------   ------   ------   ------
NONINTEREST INCOME
   Service charges and fees                      244      237      469      457
   Net realized gains from sales of loans         32       60       82      112
   Loan servicing fees, net of amortization       30       35       59       57
   Gain on sale of premises and equipment        509       --      509       --
   Other income                                   52      348       92      403
                                              ------   ------   ------   ------
         Total noninterest income                867      680    1,211    1,029

NONINTEREST EXPENSES
   Salaries and employee benefits                869      821    1,749    1,614
   Deferred compensation                          79      391      160      466
   Pension                                        65       78      129      156
   Hospitalization                               144      134      285      263
   Occupancy                                     268      207      537      419
   Supplies                                       77       49      111       92
   Legal and professional                         97      138      195      232
   Other expenses                                298      259      621      518
                                              ------   ------   ------   ------
         Total noninterest expense             1,897    2,077    3,787    3,760
                                              ------   ------   ------   ------
INCOME BEFORE INCOME TAXES                     1,437    1,167    2,373    2,311
Income tax expense                               441      235      683      574
                                              ------   ------   ------   ------
NET INCOME                                    $  996   $  932   $1,690   $1,737
                                              ======   ======   ======   ======
TOTAL COMPREHENSIVE INCOME                    $  985   $1,147   $1,772   $1,666
                                              ======   ======   ======   ======
Return on average assets (annualized)           1.60%    1.45%    1.34%    1.35%
Return on average equity (annualized)          15.89%   15.11%   13.57%   14.12%
Basic earnings per share                      $ 0.80   $ 0.75   $ 1.37   $ 1.40
Diluted earnings per share                    $ 0.80   $ 0.75   $ 1.36   $ 1.40
Dividends declared per share                  $ 0.42   $ 0.40   $ 0.84   $ 0.80

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

                                                                   Six months ended
                                                                       June 30,
                                                                  ------------------
                                                                    2006      2005
                                                                  -------   --------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                     $ 1,690   $  1,737
   Adjustments to reconcile net income to net cash
      from operating activities
      Depreciation, amortization and accretion, net                    72        295
      Provision for loan losses                                        60         60
      Loans originated for sale                                    (3,867)    (5,862)
      Proceeds from sales of loans originated for sale              3,542      5,380
      Gain on sales of loans                                          (82)      (112)
      Gain on sales of premises and equipment                        (509)        --
      Increase in other assets                                       (297)      (392)
      Increase in other liabilities                                   867        849
                                                                  -------   --------
         Total adjustments                                           (214)       218
                                                                  -------   --------
            Net cash provided by operating activities               1,476      1,955
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale       16,360      9,425
   Purchase of securities available for sale                       (4,697)   (10,440)
   Proceeds from maturities of securities held to maturity            709        688
   Purchase of securities held to maturity                         (1,435)    (1,450)
   Proceeds from maturities of other securities                        --      2,000
   Purchase of other securities                                        --        (58)
   Net change in portfolio loans                                   (8,683)    (5,019)
   Premises and equipment expenditures                               (609)      (305)
   Proceeds from sale of premises and equipment                       542         --
                                                                  -------   --------
            Net cash provided by (used in) investing activities     2,187     (5,159)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase(decrease) in deposits                              (2,016)     4,012
   Dividends paid                                                  (1,756)    (1,716)
   Net proceeds from exercise of stock options                         37         11
   Purchases of common stock                                           (5)       (64)
                                                                  -------   --------
            Net cash (used in) provided by financing activities    (3,740)     2,243
                                                                  -------   --------
Net change in cash and cash equivalents                               (77)      (961)
Cash and cash equivalents at beginning of year                     11,943     12,695
                                                                  -------   --------
Cash and cash equivalents at end of period                        $11,866   $ 11,734
                                                                  =======   ========
Cash paid during the period for:
   Interest                                                       $ 2,079   $  1,351
   Income taxes                                                       186        655
Non-cash transactions:
   Transfer from loans to other real estate owned                      35        389

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

Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, which requires companies to record compensation expense for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee's service period, which is normally the vesting period of the options. This will apply to awards granted or modified after adoption and for prior grants that vest after the date of adoption. As of and for the six months ended June 30, 2006 there was no unrecognized compensation expense or recorded compensation expense as there were no options granted or modified during this period and all previously granted options were fully vested prior to 2006. The effect on future results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted.

Prior to December 31, 2005 stock-based compensation was accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost of stock options was measured as the excess, if any, of the fair value of our stock at the date of grant over the grant price and no stock-based employee compensation cost was reflected in the income statements for the periods ended prior to December 31, 2005. The effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, was less than $.01 per share for the three and six months ended June 30, 2005.

There were no stock options granted during the six months ended June 30, 2006 and 2005.

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

Information about options available for grant, options outstanding and options exercisable follows:

                                                                    Weighted
                                           Options     Weighted     Average
                                         Outstanding    Average    Remaining    Aggregate
                             Available       and       Exercise   Contractual   Intrinsic
                             For Grant   Exercisable     Price        Term        Value
                             ---------   -----------   --------   -----------   ---------
Balance at January 1, 2006     9,952       25,932       $47.35
   Options exercised                       (1,444)       25.69
                               -----       ------
Balance at June 30, 2006       9,952       24,488       $48.63     4.2 years    $(89,000)
                               =====       ======

The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2006 was approximately $24,000 and $28,000 respectively. The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2005 was approximately $3,400. There were no shares vested for the same periods.

Cash received from option exercises for the three and six month periods ending June 30, 2006 was approximately $29,000 and $37,000 and for the three and six month periods ending June 30, 2005 was approximately $7,000 and $11,000, respectively. There was no tax benefit realized from option exercises during the same periods.

There have been no significant changes in the Company's critical accounting policies since December 31, 2005.

Note 2-New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 requires that realization of an uncertain income tax position be "more likely than not" before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and the impact this interpretation may have on its financial statements.

Note 3-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and six month periods ending June 30, 2006 the weighted average shares outstanding in calculating basic earnings per share were 1,238,088 and 1,237,763 while the weighted average number of shares for diluted earnings per share were 1,239,378 and 1,239,601. As of June 30, 2006 there were 19,707 options not considered in the three and six month earnings per share calculations because they were antidilutive. For the three and six month periods ending June 30, 2005 the weighted average shares outstanding in calculating basic earnings per share were 1,237,518 and 1,237,683 while the weighted average number of shares for diluted earnings per share were 1,239,342 and 1,240,520. As of June 30, 2005 there were 8,340 options not considered in the three and six month earnings per share calculations because they were antidilutive.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three and six month periods ending June 30, 2006.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents decreased $77,000 or 0.6%. During the six month period ending June 30, 2006, $1.5 million in cash was provided by operating activities. Investing activities provided $2.2 million during the six months ended June 30, 2006, primarily due to proceeds of maturing securities and financing activities utilized $3.7 million.

SECURITIES

The securities portfolio decreased $10.6 million since December 31, 2005. The available for sale portfolio decreased to 90.8% of the investment portfolio down from 93.1% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                            Gross       Gross
                                 Fair    Unrealized   Unrealized
                                Value       Gains       Losses
                               -------   ----------   ----------
Available for Sale
   JUNE 30, 2006
      U.S. Government agency   $42,099       $--        $(536)
      Mortgage-backed            7,205        --         (240)
      State and municipal        8,705        37          (48)
                               -------       ---        -----
                               $58,009       $37        $(824)
                               =======       ===        =====

   DECEMBER 31, 2005
      U.S. Government agency   $49,099       $--        $(717)
      Mortgage-backed            8,140        --         (180)
      State and municipal       12,076        38          (52)
                               -------       ---        -----
                               $69,315       $38        $(949)
                               =======       ===        =====

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

                                          Gross          Gross
                            Carrying   Unrecognized   Unrecognized    Fair
                             Amount       Gains          Losses       Value
                            --------   ------------   ------------   ------
Held to Maturity
   JUNE 30, 2006
      State and municipal    $4,843         $30           $(22)      $4,851
                             ======         ===           ====       ======
   DECEMBER 31, 2005
      State and municipal    $4,117         $37           $(26)      $4,128
                             ======         ===           ====       ======

The carrying amount and fair value of securities by contractual maturity at June 30, 2006 are shown below, in thousands of dollars.

                            Available
                             for sale     Held to Maturity
                            ---------    -----------------
                              Fair       Carrying    Fair
                              Value       Amount     Value
                            ---------    --------   ------
Due in one year or less     $  36,341     $1,621    $1,622
Due from one to five years     20,289      1,683     1,700
Due from five to ten years        628      1,539     1,529
Due after ten years               751         --        --
                            ---------     ------    ------
                            $  58,009     $4,843    $4,851
                            =========     ======    ======

LOANS

Net loans at June 30, 2006 increased $8.6 million from December 31, 2005. The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 2006 and December 31, 2005 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at June 30, 2006 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 12.8% of total loans.

                                             June 30, 2006         December 31, 2005
                                         ---------------------   ---------------------
                                          Balance   % of total    Balance   % of total
                                         --------   ----------   --------   ----------
Portfolio loans:
   Residential real estate               $ 83,209      50.46%    $ 83,183      53.23%
   Consumer                                 9,914       6.01%       9,922       6.35%
   Commercial real estate                  58,970      35.77%      53,133      34.00%
   Commercial                              12,800       7.76%      10,037       6.42%
                                         --------     ------     --------     ------
                                          164,893     100.00%     156,275     100.00%
                                                      ======                  ======
   Deferred loan origination fees, net         (7)                     (8)
   Allowance for loan losses               (1,487)                 (1,456)
                                         --------                --------
   Loans, net                            $163,399                $154,811
                                         ========                ========

ALLOWANCE AND PROVISION FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, follows:

                             2006     2005
                            ------   ------
Beginning balance           $1,456   $1,350
Provision for loan losses       60       60
Charge-offs                    (47)     (11)
Recoveries                      18       10
                            ------   ------
Ending balance              $1,487   $1,409
                            ======   ======

The Company had no impaired loans during the first six months of 2006 or 2005.

Since December 31, 2005 commercial mortgages have increased $5.8 million and commercial business loans have increased $2.8 million while consumer mortgages have remained level. This is primarily due to a slow down in residential refinancing and a stronger emphasis on commercial lending. There has been no change in the bank's lending policies. The lending staff continues to be well-trained and experienced. The trend and volume of past due loans continues to be well-controlled and in line with peer averages. In response to the change in portfolio composition and loan growth management recorded a provision of $60,000 in the first six months of 2006 and 2005.

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

                                 June   December
                                  30,      31,
                                 2006     2005
                                 ----   --------
                                 (dollars in
                                  thousands)
Nonaccrual                       $  -     $  -
Loans past due 90 days or more    325      255
Troubled debt restructurings       --       --
                                 ----     ----
    Total nonperforming loans    $325     $255
                                 ====     ====
Percent of total loans           0.20%    0.16%

DEPOSITS

Deposits at June 30, 2006 decreased $2 million since December 31, 2005. Interest-bearing deposits decreased $3.5 million or 1.9% for the six months ended June 3, 2006, while noninterest-bearing deposits increased $1.5 million or 3.8%. This change in the deposit mix can be attributed to seasonal activity.

LIQUIDITY AND FUNDS MANAGEMENT

As of June 30, 2006, the Company had $3.1 million in federal funds sold, $58 million in securities available for sale and $1.6 million in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 28.3% of total deposits as of June 30, 2006.

Total equity of the Company at June 30, 2006 was $25.3 million compared to $24.5 million at December 31, 2005.

RESULTS OF OPERATIONS

CNB Corporation's 2006 net income for the first six months was $1,690,000, a decrease of $47,000 compared to 2005 results. This decrease in net income can be attributed to a decrease in net interest income resulting from the increased deposit rates from the same time last year. Basic earnings per share were $1.37 and diluted earnings per share were $1.36 for 2006 compared to basic and diluted earnings per share of $1.40 for 2005. The return on assets was 1.34% for the first six months of the year versus 1.35% for the same period in 2005. The return on equity was 13.57% compared to 14.12% for the same period last year.

Net income for the three months ending June 30, 2006 was $996,000 compared to $932,000 for 2005. This was an increase of $64,000 or 6.7%. Basic and diluted earnings per share were $0.80 compared to $0.75 for 2005. The return on average assets was 1.60% compared to 1.45% for 2005. The return on average equity was 15.89% compared to 15.11% for 2005.

For the first six months of 2006, net interest income was $5.0 million representing a decrease of 1.8% from the same period in 2005. The fully taxable equivalent net interest margin increased to 4.35% for the six month period ending June 30, 2006 compared to 4.32% for the same period ending June 30, 2005. Net interest income decreased due to the changing interest rate environment. Deposits are repricing faster than earning assets and at higher rates. Although net interest income is down slightly from the same period last year, the fully taxable equivalent (FTE) net interest margin has increased. The FTE net interest margin is calculated by dividing the FTE net interest income by the year to date average earning assets. The calculated increase in the FTE net interest margin is due to a decrease in average earning assets compared to the same period last year. Average earning assets have decreased, but a change in the asset mix has aided in continuing a level interest income. As the loan portfolio has grown, maturities of lower yielding investment securities have been used to fund loan growth at higher yields.

In response to the change in the loan portfolio composition and loan growth, management recorded a provision expense of $60,000 in the first six months in 2006 and 2005.

Noninterest income for the six months ending June 30, 2006 was $1.2 million, an increase of $182,000 or 17.7% from the same period last year. The majority of this increase can be attributed to the recording of a gain on the sale of property where our old south branch was located. This increase was offset in part by a decline in other income from the prior year period. Other income for the six months ending June 30, 2005 included life insurance proceeds of $300,000 due to the death of a director.

Noninterest income for the quarter ending June 30, 2006 was $867,000 compared to $680,000 from the same period last year. This represents an increase of $187,000 or 27.5% from the same period last year. This change between the two periods is for the same reasons as noted above for the six month period. Noninterest income for the second quarter of 2006 includes $509,000 as a gain on the sale of property as mentioned above.

Noninterest expense for the first six months of 2006 and 2005 was $3.8 million. Although the 2005 expense included $315,000 of additional expense to recognize the amount payable to a director upon death under the deferred compensation plan, 2006 also includes some additional noninterest expenses. The 2006 noninterest expense includes an increase to the occupancy expense which can largely be attributed to increases in depreciation expense due to the purchase of new processing equipment and new branch facilities in Cheboygan and Indian River. Also, an increase in salary and benefit expenses as the Company increased its number of employees from 77 full-time equivalent employees at June 30, 2005 to 81 full-time equivalent employees at June 30, 2006. This increase in employees is due to increased branch hours and a new branch facility, both of which require additional staffing. Also during 2006, the Company has recognized $51,000 of expense due to the loss on sale or write-down of other real estate properties owned.

The provision for federal income tax was 28.8% of pretax income for the six months ended June 30, 2006 as compared to 24.8% for the same period in 2005. The difference between the tax rates for the two periods is due to the non-taxable character of the income from insurance proceeds during 2005. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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

None

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of CNB Corporation was held on May 16, 2006. Elected as Directors for one year term were Steven J. Baker; James C. Conboy, Jr.; Kathleen M. Darrow; Thomas J. Ellenberger; Vincent J. Hillesheim; Kathleen
A. Lieder; John L. Ormsbee; R. Jeffery Swadling; and Francis J. VanAntwerp Jr..

Votes cast for: 886,687
Votes cast against: 5,990
Votes withheld: 4,219

Votes cast for were for all nine directors listed above with the exception of the votes cast against as noted. Votes cast against were 2,246 for Kathleen A. Lieder, 3,553 for John L. Ormsbee, 86 for R. Jeffrey Swadling and 105 for Francis J. VanAntwerp. Votes withheld were for all nine directors listed above.

ITEM 5-OTHER INFORMATION

CNB Corporation announces the retirement of John P. Ward as Chairman of the Corporation. Mr. Ward was Chairman of the Corporation for one year and his retirement is due to the Corporation's mandatory retirement policy of age 70. Mr. Ward served as Secretary of the Corporation since its formation in 1985. He served as Senior Vice President of the Corporation from 1993 until his retirement in 1998 and as Senior Vice President and Cashier of the Bank from 1984 until his retirement in 1998. He served as a director of the Corporation and the Bank since 1994.

Mr. Ward is succeeded by Vincent J. Hillesheim (55) as Chairman, who was elected for a one year term by the Board of Directors at the May 16, 2006 annual meeting. Mr. Ward's retirement and Mr. Hillesheim's appointment as Chairman were both effective as of May 17, 2006. Mr. Hillesheim is President of Anchor In Marina of Northern Michigan, Inc and Co-Manager of Crusoe Enterprises, LLC. He has served as a director of the Corporation and the Bank since 1994.

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

                                        CNB Corporation
                                        (Registrant)


Date: August 9, 2006                    /s/ James C. Conboy, Jr.
                                        ----------------------------------------
                                        James C. Conboy, Jr.
                                        President and Chief Executive Officer


Date: August 9, 2006                    /s/ Susan A. Eno
                                        ----------------------------------------
                                        Susan A. Eno
                                        Executive Vice President

EXHIBIT INDEX

Number   Exhibit
------   -------
31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32.1     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002