Form 10-Q
period 2006-09-30
CNB CORP /MI/
filed 2006-11-14
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Yes (X)                                                                   No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ( ) No (X)

As of November 6, 2006 there were 1,238,962 shares of the issuer's common stock outstanding.

CNB CORPORATION

Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Condensed):

         Consolidated Balance Sheets - September 30, 2006 and
            December 31, 2005...........................................       3

         Consolidated Statements of Income -
            Three and Nine Months Ended September 30, 2006 and 2005.....       4

         Consolidated Statements of Cash Flows - Nine Months Ended
            September 30, 2006 and 2005.................................       5

         Notes to Consolidated Financial Statements.....................     6-8

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    9-13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....      13

Item 4 - Controls and Procedures........................................      13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..............................................      14

Item 1A - Risk Factors..................................................      14

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds....      14

Item 3 - Defaults Upon Senior Securities................................      14

Item 4 - Submission of Matters to a Vote of Security Holders............      14

Item 5 - Other Information..............................................      14

Item 6 - Exhibits and Reports on Form 8-K...............................      14

Signatures..............................................................   15-18

Exhibit Index...........................................................      19

PART I - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

                                                              September 30,   December 31,
                                                                   2006           2005
                                                              -------------   ------------
                                                               (Unaudited)
ASSETS
Cash and due from banks                                         $  6,642        $  6,586
Interest-bearing deposits with other financial institutions        9,065              --
Federal funds sold                                                 6,655           5,357
                                                                --------        --------
      Total cash and cash equivalents                             22,362          11,943

Securities available for sale                                     57,517          69,315
Securities held to maturity (market value of $4,908 in 2006
   and $4,128 in 2005)                                             4,869           4,117
Other securities                                                   1,023           1,053
Loans, held for sale                                                 873              51
Loans, net of allowance for loan losses of $1,508 in 2006
   and $1,456 in 2005                                            162,873         154,811
Premises and equipment, net                                        6,204           5,443
Other assets                                                       6,035           5,998
                                                                --------        --------
      Total assets                                              $261,756        $252,731
                                                                ========        ========
LIABILITIES
Deposits
   Noninterest-bearing                                          $ 41,598        $ 38,943
   Interest-bearing                                              189,368         184,494
                                                                --------        --------
      Total deposits                                             230,966         223,437
Other liabilities                                                  4,991           4,795
                                                                --------        --------
      Total liabilities                                          235,957         228,232

SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
   authorized; and 1,238,962 and 1,237,418 shares
   issued and outstanding in 2006 and 2005                         3,098           3,094
Additional paid-in capital                                        20,465          20,430
Retained earnings                                                  2,500           1,576
Accumulated other comprehensive loss, net of tax                    (264)           (601)
                                                                --------        --------
      Total shareholders' equity                                  25,799          24,499
                                                                --------        --------
         Total liabilities and shareholders' equity             $261,756        $252,731
                                                                ========        ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                              Three months ended   Nine months ended
                                                September 30,        September 30,
                                              ------------------   -----------------
                                                 2006     2005        2006     2005
                                                ------   ------     -------   ------
                                                  (Unaudited)         (Unaudited)
INTEREST INCOME
   Loans, including fees                        $3,114   $2,653     $ 8,943   $7,677
   Securities
      Taxable                                      453      528       1,362    1,574
      Tax exempt                                   121      136         358      440
   Other interest income                           198       82         358      189
                                                ------   ------     -------   ------
         Total interest income                   3,886    3,399      11,021    9,880

INTEREST EXPENSE ON DEPOSITS                     1,229      836       3,355    2,215
                                                ------   ------     -------   ------
NET INTEREST INCOME                              2,657    2,563       7,666    7,665
Provision for loan losses                           30       30          90       90
                                                ------   ------     -------   ------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                               2,627    2,533       7,576    7,575
                                                ------   ------     -------   ------
NONINTEREST INCOME
   Service charges and fees                        296      253         765      710
   Net realized gains from sales of loans           31       71         113      183
   Loan servicing fees, net of amortization         39       37          98       94
   Gain on sale of premises and equipment            8       --         517       --
   Other income                                     40       40         132      443
                                                ------   ------     -------   ------
      Total noninterest income                     414      401       1,625    1,430

NONINTEREST EXPENSES
   Salaries and employee benefits                  905      861       2,654    2,475
   Deferred compensation                            80      110         240      576
   Pension                                          65       54         194      210
   Hospitalization                                 151      137         436      400
   Occupancy                                       275      234         812      653
   Supplies                                         42       33         153      125
   Legal and professional                           79      117         274      349
   Other expenses                                  338      287         959      805
                                                ------   ------     -------   ------
      Total noninterest expense                  1,935    1,833       5,722    5,593
                                                ------   ------     -------   ------
INCOME BEFORE INCOME TAXES                       1,106    1,101       3,479    3,412
Income tax expense                                 312      332         995      906
                                                ------   ------     -------   ------
NET INCOME                                      $  794   $  769     $ 2,484   $2,506
                                                ======   ======     =======   ======
TOTAL COMPREHENSIVE INCOME                      $1,049   $  726     $ 2,821   $2,392
                                                ======   ======     =======   ======
Return on average assets (annualized)             1.23%    1.16%       1.30%    1.29%
Return on average equity (annualized)            12.37%   12.36%      13.16%   13.52%
Basic earnings per share                        $ 0.64   $ 0.62     $  2.01   $ 2.03
Diluted earnings per share                      $ 0.64   $ 0.62     $  2.00   $ 2.02
Dividends declared per share                    $ 0.42   $ 0.40     $  1.26   $ 1.20

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

                                                                   Nine months ended
                                                                     September 30,
                                                                  -------------------
                                                                    2006       2005
                                                                  --------   --------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                     $  2,484   $  2,506
   Adjustments to reconcile net income to net cash
      from operating activities
      Depreciation, amortization and accretion, net                    251        379
      Provision for loan losses                                         90         90
      Loans originated for sale                                     (5,729)    (8,781)
      Proceeds from sales of loans originated for sale               4,957      8,688
      Gain on sales of loans                                          (113)      (183)
      Gain on sales of premises and equipment                         (517)        --
      Increase in other assets                                        (114)    (1,653)
      Increase in other liabilities                                    912        727
                                                                  --------   --------
         Total adjustments                                            (263)      (733)
                                                                  --------   --------
            Net cash provided by operating activities                2,221      1,773

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale        26,359     15,884
   Purchase of securities available for sale                       (13,840)   (14,458)
   Proceeds from maturities of securities held to maturity           1,687      1,814
   Purchase of securities held to maturity                          (2,439)    (1,450)
   Proceeds from maturities of other securities                         30      2,350
   Purchase of other securities                                         --        (58)
   Net change in portfolio loans                                    (8,187)    (7,547)
   Premises and equipment expenditures                              (1,254)      (767)
   Proceeds from sale of premises and equipment                        550         --
                                                                  --------   --------
            Net cash provided by (used in) investing activities      2,906     (4,232)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                          7,529      5,794
   Dividends paid                                                   (2,276)    (2,216)
   Net proceeds from exercise of stock options                          44         21
   Purchases of common stock                                            (5)       (97)
                                                                  --------   --------
            Net cash provided by financing activities                5,292      3,502
                                                                  --------   --------
Net change in cash and cash equivalents                             10,419      1,043
Cash and cash equivalents at beginning of year                      11,943     12,695
                                                                  --------   --------
Cash and cash equivalents at end of period                        $ 22,362   $ 13,738
                                                                  ========   ========
Cash paid during the period for:
   Interest                                                       $  3,266   $  2,177
   Income taxes                                                        844      1,017
Non-cash transactions:
   Transfer from loans to other real estate owned                       35        590

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

Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, which requires companies to record compensation expense for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee's service period, which is normally the vesting period of the options. This will apply to awards granted or modified after adoption and for prior grants that vest after the date of adoption. As of and for the nine months ended September 30, 2006 there was no unrecognized compensation expense or recorded compensation expense as there were no options granted or modified during this period and all previously granted options were fully vested prior to 2006. The effect on future results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted.

Prior to December 31, 2005 stock-based compensation was accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost of stock options was measured as the excess, if any, of the fair value of our stock at the date of grant over the grant price and no stock-based employee compensation cost was reflected in the income statements for the periods ended prior to December 31, 2005. The effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, was less than $.01 per share for the three and nine months ended September 30, 2005.

There were no stock options granted during the nine months ended September 30, 2006 and 2005.

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

Information about options available for grant, options outstanding and options exercisable follows:

                                                                       Weighted
                                                          Weighted     Average
                                                           Average    Remaining    Aggregate
                                Available     Options     Exercise   Contractual   Intrinsic
                                For Grant   Outstanding     Price        Term        Value
                                ---------   -----------   --------   -----------   ---------
Balance at January 1, 2006        9,952       25,932       $47.35
   Options exercised                 --       (1,644)       26.66
                                  -----       ------
Balance at September 30, 2006     9,952       24,288       $48.76     4.0 years     $41,000
                                  =====       ======

The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2006 was approximately $1,800 and $29,800 respectively. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2005 was approximately $200 and $3,600. There were no shares vested for the same periods.

Cash received from option exercises for the three and nine month periods ending September 30, 2006 was approximately $7,000 and $44,000 and for the three and nine month periods ending September 30, 2005 was approximately $10,000 and $21,000, respectively. There was no tax benefit realized from option exercises during the same periods.

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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 108. This SAB provides detailed guidance to registrants in the determination of what is material to their financial statements. This SAB is required to be applied to financial statements issued after November 15, 2006. Upon adoption, the cumulative effect of applying the new guidance is to be reflected as an adjustment to opening retained earnings as of the beginning of the current fiscal year. The Corporation has not completed its evaluation of the impact of SAB 108.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires the recognition of the funded status of a benefit plan in the statement of financial position. The Statement also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under current pension accounting rules, as well as modifies the timing of reporting. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 158 will have on its financial statements; the impact is not expected to be material.

Note 3-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and nine month periods ending September 30, 2006 the weighted average shares outstanding in calculating basic earnings per share were 1,238,797 and 1,238,111 while the weighted average number of shares for diluted earnings per share were 1,239,842 and 1,239,680. As of September 30, 2006 there were 19,707 options not considered in the three and nine month earnings per share calculations because they were antidilutive. For the three and nine month periods ending September 30, 2005 the weighted average shares outstanding in calculating basic earnings per share were 1,237,305 and 1,236,562 while the weighted average number of shares for diluted earnings per share were 1,240,083 and 1,239,223. As of September 30, 2005 there were 8,340 options not considered in the three and nine month earnings per share calculations because they were antidilutive.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three and nine month periods ending September 30, 2006.

FINANCIAL CONDITION

The Company's balances of cash and cash equivalents increased $10,419,000 or 87.2%. During the nine month period ending September 30, 2006, $2.2 million in cash was provided by operating activities. Investing activities provided $2.9 million during the nine months ended September 30, 2006, primarily due to proceeds of maturing securities and financing activities provided $5.3 million.

SECURITIES

The securities portfolio decreased $11.1 million since December 31, 2005. The available for sale portfolio decreased to 90.7% of the investment portfolio down from 93.1% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                            Gross        Gross
                                 Fair    Unrealized   Unrealized
                                Value       Gains       Losses
                               -------   ----------   ----------
Available for Sale
   SEPTEMBER 30, 2006
      U.S. Government agency   $34,185       $ 5        $(265)
      Mortgage-backed            8,786        --         (181)
      State and municipal        8,550        63          (17)
      Other securities           5,996         0           (4)
                               -------       ---        -----
                               $57,517       $68        $(467)
                               =======       ===        =====
   DECEMBER 31, 2005
      U.S. Government agency   $49,099       $--        $(717)
      Mortgage-backed            8,140        --         (180)
      State and municipal       12,076        38          (52)
                               -------       ---        -----
                               $69,315       $38        $(949)
                               =======       ===        =====

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

                                           Gross          Gross
                            Carrying   Unrecognized   Unrecognized    Fair
                             Amount        Gains         Losses       Value
                            --------   ------------   ------------   ------
Held to Maturity
   SEPTEMBER 30, 2006
      State and municipal    $4,869         $55           $(16)      $4,908
                             ======         ===           ====       ======
   DECEMBER 31, 2005
      State and municipal    $4,117         $37           $(26)      $4,128
                             ======         ===           ====       ======

The carrying amount and fair value of securities by contractual maturity at September 30, 2006 are shown below, in thousands of dollars.

                             Available
                              for sale    Held to Maturity
                             ---------   -----------------
                                Fair     Carrying    Fair
                               Value      Amount     Value
                             ---------   --------   ------
Due in one year or less       $27,760     $1,133    $1,134
Due from one to five years     22,350      2,054     2,091
Due from five to ten years        638      1,682     1,683
Due after ten years             6,769         --        --
                              -------     ------    ------
                              $57,517     $4,869    $4,908
                              =======     ======    ======

LOANS

Net loans at September 30, 2006 increased $8.1 million from December 31, 2005. The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 2006 and December 31, 2005 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at September 30, 2006 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 12.6% of total loans.

                                           September 30, 2006      December 31, 2005
                                         ---------------------   ---------------------
                                          Balance   % of total    Balance   % of total
                                         --------   ----------   --------   ----------
Portfolio loans:
   Residential real estate               $ 83,324      50.69%    $ 83,183      53.23%
   Consumer                                 9,541       5.80%       9,922       6.35%
   Commercial real estate                  58,674      35.69%      53,133      34.00%
   Commercial                              12,849       7.82%      10,037       6.42%
                                         --------     ------     --------     ------
                                          164,388     100.00%     156,275     100.00%
                                                      ======                  ======
   Deferred loan origination fees, net         (7)                     (8)
   Allowance for loan losses               (1,508)                 (1,456)
                                         --------                --------
   Loans, net                            $162,873                $154,811
                                         ========                ========

ALLOWANCE AND PROVISION FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, follows:

                             2006     2005
                            ------   ------
Beginning balance           $1,456   $1,350
Provision for loan losses       90       90
Charge-offs                    (59)     (12)
Recoveries                      21       12
                            ------   ------
Ending balance              $1,508   $1,440
                            ======   ======

The Company had no impaired loans during the first nine months of 2006 or 2005.

Since December 31, 2005 commercial mortgages have increased $5.5 million and commercial business loans have increased $2.8 million while consumer mortgages have remained level. This is primarily due to a slow down in residential refinancing and a stronger emphasis on commercial lending. There has been no change in the bank's lending policies. The lending staff continues to be well-trained and experienced. The trend and volume of past due loans continues to be well-controlled and in line with peer averages. In response to the change in portfolio composition and loan growth management recorded a provision of $90,000 in the first nine months of 2006 and 2005.

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

                                 September 30,   December 31,
                                      2006           2005
                                 -------------   ------------
                                    (dollars in thousands)
Nonaccrual                           $  --           $  --
Loans past due 90 days or more         367             255
Troubled debt restructurings            --              --
                                     -----           -----
   Total nonperforming loans         $ 367           $ 255
                                     =====           =====
Percent of total loans                0.23%           0.16%

DEPOSITS

Deposits at September 30, 2006 increased $7.5 million since December 31, 2005. Interest-bearing deposits increased $4.9 million or 2.6% for the nine months ended September 30, 2006, while noninterest-bearing deposits increased $2.6 million or 6.8%. This change in the deposit mix can be attributed to seasonal activity.

LIQUIDITY AND FUNDS MANAGEMENT

As of September 30, 2006, the Company had $6.7 million in federal funds sold, $9.1 million in interest-bearing deposits with other financial institutions, $57.5 million in securities available for sale and $1.1 million in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 32.2% of total deposits as of September 30, 2006.

Total equity of the Company at September 30, 2006 was $25.8 million compared to $24.5 million at December 31, 2005.

RESULTS OF OPERATIONS

CNB Corporation's 2006 net income for the first nine months was $2,484,000, a decrease of $22,000 compared to 2005 results. Basic earnings per share were $2.01 and diluted earnings per share were $2.00 for the first nine months of 2006 compared to basic earnings per share of $2.03 and diluted earnings per share of $2.02 for the same period of 2005. The return on assets was 1.30% for the first nine months of the year versus 1.29% for the same period in 2005. The return on equity was 13.16% compared to 13.52% for the same period last year.

Net income for the three months ending September 30, 2006 was $794,000 compared to $769,000 for 2005. This was an increase of $25,000 or 3.3%. Basic and diluted earnings per share were $0.64 compared to $0.62 for the third quarter of 2005. The return on average assets was 1.23% compared to 1.16% for the third quarter of 2005. The return on average equity was 12.37% compared to 12.36% for the third quarter of 2005.

For the first nine months of 2006, net interest income was $7.7 million which is the same results from the same period in 2005. The fully taxable equivalent net interest margin increased to 4.40% for the nine month period ending September 30, 2006 compared to 4.31% for the same period ending September 30, 2005. Although net interest income is the same for the same period as last year, the fully taxable equivalent (FTE) net interest margin has increased. The FTE net interest margin is calculated by dividing the FTE net interest income by the year to date average earning assets. The calculated increase in the FTE net interest margin is due to a decrease in average earning assets compared to the same period last year. Average earning assets have decreased, but a change in the asset mix has aided in continuing a level interest income. As the loan portfolio has grown, maturities of lower yielding investment securities have been used to fund loan growth at higher yields.

Net interest income for the three months ending September 30, 2006 was $2.7 million compared to $2.6 million for the same period in 2005 representing and increase of 3.7%. This increase can be attributed to increased rates paid on earning assets increasing slightly faster than rates paid on deposits.

In response to the change in the loan portfolio composition and loan growth, management recorded provision expense of $90,000 in the first nine months in 2006 and 2005.

Noninterest income for the nine months ending September 30, 2006 was $1.6 million, an increase of $195,000 or 13.6% from the same period last year. The majority of this increase can be attributed to the recording of a $517,000 gain on the sale of property where our old south branch was located. This increase was offset in part by a decline in other income from the prior year period. Other income for the nine months ending September 30, 2005 included life insurance proceeds of $300,000 due to the death of a director.

Noninterest income for the quarter ending September 30, 2006 was $414,000 compared to $401,000 from the same period last year. This represents an increase of $13,000 or 3.2% from the same period last year. This change between the two periods is attributed, in part, due to an increase in our per item NSF fee effective June 2006 and an Overdraft Privilege program that was introduced to our customers in the beginning of August. Our NSF fee income increased $40,000 for the third quarter 2006 compared to the same period last year. This increase was offset by a decrease in the gain from the sale of loans due to decreased consumer mortgage activity. Net realized gains from sales of loans decreased $40,000 for the third quarter 2006 compared to the same period last year. Noninterest income for the third quarter of 2006 includes $8,000 from a residual entry as a gain on the sale of property as mentioned above.

Noninterest expense for the first nine months of 2006 was $5.7 million compared to $5.6 million from the same period last year. Occupancy expense increased $159,000 which can largely be attributed to increases in depreciation expense due to the purchase of new processing equipment and new branch facilities in Cheboygan and Indian River. Salary and benefit expenses increased $179,000 as the Company increased its number of employees from 77 full-time equivalent employees at September 30, 2005 to 81 full-time equivalent employees at September 30, 2006. This increase in employees is due to increased branch hours and a new branch facility, both of which require additional staffing. Other expenses increased $154,000 primarily due to $77,000 of expense due to the loss on sale or write-down of other real estate properties owned. These increases were offset by a decrease in deferred compensation expense, as 2005 expense included $315,000 of additional expense to recognize the amount payable to a director upon death under the deferred compensation plan.

For the three months ended September 30, 2006, noninterest expense increased $102,000 to $1.9 million as compared to $1.8 million from the same period in 2005. The majority of this increase can be attributed to increases in salaries and occupancy expenses for the same reasons as noted above, as well as a $51,000 increase in other expenses primarily due to a $25,000 expense recognized during the quarter due to the loss on the sale of an other real estate owned property.

The provision for federal income tax was 28.2% and 28.6% of pretax income for the three and nine month periods ended September 30, 2006 as compared to 30.2% and 26.6% for the same periods in 2005. The difference between the tax rates for the two three month periods is due to an increase in tax-exempt loan income in 2006 and the difference between the tax rates for the two nine month periods is due to the non-taxable character of the income from insurance proceeds received during 2005.
The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

None

ITEM 1A.-RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A
Part I of the Company's 2005 10K.

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

                                        CNB Corporation
                                        (Registrant)


Date: November 9, 2006                  /s/ James C. Conboy, Jr.
                                        ----------------------------------------
                                        James C. Conboy, Jr.
                                        President and Chief Executive Officer


Date: November 9, 2006                  /s/ Susan A. Eno
                                        ----------------------------------------
                                        Susan A. Eno
                                        Executive Vice President

EXHIBIT INDEX

Number   Exhibit
------   -------
31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32.1     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002