Form 10-K
period 2006-12-31
CNB CORP /MI/
filed 2007-04-02
CIK 779125

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

       Securities registered pursuant to Section 12(g) of the Act: _______

                     COMMON STOCK, PAR VALUE $2.50 PER SHARE
                                (Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act

                                Yes       No  X
                                    ---      ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                Yes       No  X
                                    ---      ---

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

Large Accelerated Filer        Accelerated Filer       Non-Accelerated Filer  X
                        ---                      ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

                                Yes       No  X
                                    ---      ---
Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $ 55,744,290.

As of March 2, 2007 there were outstanding 1,239,512 shares of the registrant's common stock, $2.50 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant's annual report to security holders for fiscal year ended December 31, 2006 are incorporated by reference in Part I and
Part II of this report, and specified portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 15, 2007 are incorporated by reference in Part III of this report.

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

The Bank's loan portfolio consists of over 49% residential real estate mortgages on both primary and secondary homes. The residential borrower base is very diverse and loan to value ratios are generally 80% or less. Commercial loans accounts for approximately 45% of total loans. Commercial real estate lending, a part of commercial loans, has grown to represent 37% of total loans. These loans are generally for owner occupied properties with loan to value ratios of 80% or less. Personal guarantees are required on most commercial loans. Unsecured lending is very limited.

The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold its long term fixed rate residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation (FHLMC). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled approximately $73 million at December 31, 2006.

Banking services are delivered through seven full-service banking offices and two drive-in branches plus eleven automated teller machines in Cheboygan, Emmet and Presque Isle Counties, Michigan. The business base of the counties is primarily tourism with light manufacturing. The Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participations, and the purchase and sale of federal funds and other similar services.

We opened our new branch facility just south of Alanson in Littlefield Township in January 2007. This is our first expansion location since the Indian River branch opened in 1981. The new Alanson branch includes a full lobby service, easily accessible drive-thru lanes and a drive up ATM.

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

As of December 31, 2006, the Bank employed 75 full-time and 12 part-time employees. This compares to 74 full-time and 14 part-time employees as of December 31, 2005. Neither the Company nor CNB Mortgage Corporation has any full-time employees. Their operation and business are carried out by officers and employees of the Bank who are not compensated by the Company.

Disclosure relating to the Distribution of Assets, Liabilities and Stockholders' Equity; Interest rates and Interest differential is presented on pages 43-44 of Registrant's 2006 Annual Report which is incorporated herein by reference.

SECURITIES

The year end fair values and related gross unrealized gains and losses for securities available for sale, were as follows:

AVAILABLE FOR SALE

                                               Gross        Gross
                                    Fair    Unrealized   Unrealized
Available for Sale                 Value       Gains       Losses
------------------                -------   ----------   ----------
                                            (In thousands)
2006
   U.S. Government and agency     $21,307      $  8        $(125)
   Mortgage-backed                 10,491         4         (107)
   State and municipal              8,549        59          (13)
   Money market preferred stock    10,984        --          (16)
                                  -------      ----        -----
                                  $51,331      $ 71        $(261)
                                  =======      ====        =====
2005
   U.S. Government and agency     $49,099      $ --        $(717)
   Mortgage-backed                  8,140        --         (180)
   State and municipal             12,076        38          (52)
                                  -------      ----        -----
                                  $69,315      $ 38        $(949)
                                  =======      ====        =====
2004
   U.S. Government and agency     $56,786      $ 20        $(431)
   Mortgage-backed                $ 3,149         8           --
   State and municipal             18,345       255          (17)
                                  -------      ----        -----
                                  $78,280      $283        $(448)
                                  =======      ====        =====

The year end carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

HELD TO MATURITY

                                        Gross          Gross
                         Carrying   Unrecognized   Unrecognized    Fair
Held to Maturity          Amount        Gains         Losses       Value
----------------         --------   ------------   ------------   ------
                                          (In thousands)
2006
   State and municipal    $4,543         $54           $(15)      $4,582
                          ======         ===           ====       ======
2005
   State and municipal    $4,117         $37           $(26)      $4,128
                          ======         ===           ====       ======
2004
   State and municipal    $4,621         $55           $(13)      $4,663
                          ======         ===           ====       ======

Scheduled maturities of the fair value of securities available for sale and the carrying amount of held to maturity securities at December 31, 2006, were as follows:

                              Due in     Due from     Due from      Due
                             One year     One to      Five to    After ten
                              Or less   Five years   Ten years     Years      Total
                             --------   ----------   ---------   ---------   -------
                                                  (In thousands)
U.S. Government and agency   $19,654     $ 1,653      $   --      $   --     $21,307
Mortgage-backed                   --      10,491          --          --      10,491
State and municpial            5,531       4,159       2,299       1,103      13,092
Money market prefd stock      10,984          --          --          --      10,984
                             -------     -------      ------      ------     -------
                             $36,169     $16,303      $2,299      $1,103     $55,874
                             =======     =======      ======      ======     =======
Yield                           3.95%       4.91%       7.30%       4.66%       4.38%
                             =======     =======      ======      ======     =======

The Company held securities exceeding 10% of shareholders' equity for the following states (including its political subdivisions) at December 31, 2006:

            Book     Fair
            Value    Value
           ------   ------
            (In thousands)
Michigan   $8,369   $8,459

LOANS

The following is a summary of loans at December 31:

                                        2006       2005       2004        2003       2002
                                      --------   --------   --------    --------   --------
                                                          (In thousands)
Residential real estate               $ 82,842   $ 83,234   $ 83,364    $ 89,042   $ 92,653
Consumer                                 9,444      9,922      8,699       9,660     11,270
Commercial real estate                  61,740     53,133     43,336      35,258     31,581
Commercial                              13,208     10,037      9,220       9,540     10,824
                                      --------   --------   --------    --------   --------
                                       167,234    156,326    144,619     143,500    146,328
Deferred loan origination fees, net         (6)        (8)       (11)        (15)       (22)
Allowance for loan losses               (1,498)    (1,456)    (1,350)     (1,575)    (1,669)
                                      --------   --------   --------    --------   --------
                                      $165,730   $154,862   $143,258    $141,910   $144,637
                                      ========   ========   ========    ========   ========

Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding excluding residential real estate and consumer loans at December 31, 2006, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity of changes in interest rates.

                                                      Total
                                                 --------------
                                                 (In thousands)
In one year or less                                  $32,711
After one year but within five years:
   Interest rates are floating or adjustable              51
   Interest rates are fixed or predetermined          37,035
After five years:
   Interest rates are floating or adjustable              --
   Interest rates are fixed or predetermined           5,151
                                                     -------
                                                     $74,948
                                                     =======

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

                                  2006     2005     2004     2003     2002
                                 ------   ------   ------   ------   ------
                                           (Dollars in thousands)
Balance at beginning of period   $1,456   $1,350   $1,575   $1,669   $1,667
Less charge-offs:
   Residential real estate            2       --       33        8       --
   Consumer                          63       28       43       98       49
   Commercial real estate            --       --       --       --       --
   Commercial                        39       --      166       --        1
                                 ------   ------   ------   ------   ------
Total charge-offs:                  104       28      242      106       50
Recoveries:
   Residential real estate            6        7        1        1       --
   Consumer                          19        7        8       11       52
   Commercial real estate            --       --       --       --       --
   Commercial                         1       --        8       --       --
                                 ------   ------   ------   ------   ------
Total recoveries                     26       14       17       12       52
                                 ------   ------   ------   ------   ------
Net charge-offs                      78       14      225       94       (2)
                                 ------   ------   ------   ------   ------
Provision charged to expense        120      120       --       --       --
                                 ------   ------   ------   ------   ------
Allowance for loan losses,
   end of period                 $1,498   $1,456   $1,350   $1,575   $1,669
                                 ======   ======   ======   ======   ======

                                             2006       2005       2004       2003       2002
                                           --------   --------   --------   --------   --------
                                                          (Dollars in thousands)
Total loans outstanding at end of period   $167,234   $156,326   $144,619   $143,500   $146,328
Average loans outstanding for the year     $163,146   $149,681   $143,800   $146,330   $143,840
Ratio of net charge-offs to daily
   average loans outstanding                   0.05%      0.01%      0.16%      0.06%      0.00%
Ratio of net charge-offs to total
   loans outstanding                           0.05%      0.01%      0.16%      0.07%      0.00%

The allocation of the allowance for loan losses for the years ended December 31 is:

                        Residential               Commercial
                        Real Estate   Consumer   Real Estate   Commercial   Unallocated    Total
                        -----------   --------   -----------   ----------   -----------   ------
                                                 (Dollars in thousands)
2006 Allowance amount      $ 437        $ 98        $ 655         $228         $   80     $1,498
   % of Total loans         49.5%        5.7%        36.9%         7.9%                    100.0%
2005 Allowance amount      $ 299        $ 35        $ 829         $163         $  130     $1,456
   % of Total loans         53.2%        6.4%        34.0%         6.4%                    100.1%
2004 Allowance amount      $ 223        $ 39        $ 118         $ 74         $  896     $1,350
   % of Total loans         57.6%        6.0%        30.0%         6.4%                    100.0%
2003 Allowance amount      $ 258        $ 48        $  88         $ 49         $1,132     $1,575
   % of Total loans         62.1%        6.7%        24.6%         6.6%                    100.0%
2002 Allowance amount      $ 244        $ 32        $  79         $ 45         $1,269     $1,669
   % of Total loans         63.3%        7.7%        21.6%         7.4%                    100.0%

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

The following is a summary of nonaccrual, past due and restructured loans as of December 31:

                                 2006   2005   2004   2003   2002
                                 ----   ----   ----   ----   ----
                                          (In thousands)
Nonaccrual loans                 $ --   $ --   $ --   $ --   $ --
Loans past due 90 days or more    177    255    674    408    114
Troubled debt restructurings       --     --     --     --     --
                                 ----   ----   ----   ----   ----
                                 $177   $255   $674   $408   $114
                                 ====   ====   ====   ====   ====

DEPOSITS

The following table presents the remaining maturity of time deposits individually exceeding $100,000 at December 31, 2006. Dollars are reported in thousands.

3 Months or less                  $ 4,103
Over 3 Months to 6 Months           5,547
Over 7 Months through 12 Months     8,459
Over 12 Months                      8,306
                                  -------
                                  $26,415
                                  =======

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included in page 1 of Registrant's 2006 Annual Report, which is incorporated herein by reference.

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

An analysis of the Bank's regulatory capital requirements at December 31, 2006 is presented on page 30 of the Registrant's 2006 Annual Report in Note 14 Regulatory Capital to the Company's consolidated financial statements, which is incorporated herein by reference.

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

INTEREST RATES AND OTHER CONDITIONS IMPACT OUR RESULTS OF OPERATIONS.

Our profitability is in part a function of the spread between the interest rates earned on loans and investments and the interest rates paid on deposits. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influences market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities (deposits) will be such that they are affected differently by a given change in interest rates. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates, changes in the U.S. Treasury yield curve and other similar factors may have an adverse effect our business, financial condition and results of operations

OUR LOCAL ECONOMY MAY AFFECT OUR FUTURE GROWTH POSSIBILITIES.

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

THE COMPANY CONTINUES TO BE SUBJECT TO INCREASED REGULATORY REQUIREMENTS IMPOSED BY THE SARBANES-OXLEY ACT OF 2002, INCLUDING A REQUIREMENT THAT MANAGEMENT ATTEST TO THE COMPANY'S INTERNAL CONTROLS OVER FINANCIAL REPORTING, WHICH ATTESTATION WILL BE REVIEWED BY THE COMPANY'S EXTERNAL AUDITORS. THESE REQUIREMENTS REPRESENT INCREASED COSTS TO THE COMPANY OVER PAST PERIODS.

The Company is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002 as well as new rules and regulations adopted by the Commission and the Public Company Accounting Oversight Board. In particular, unless extended, the Company will be required to include management and auditor reports on the effectiveness of internal controls over financial reporting as part of its annual report on Form 10-K for the year ended December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act. The Company expects to continue to spend significant amounts of time and money on compliance with these rules.

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

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, Securities and Exchange Commission, and the Comptroller of the Currency. Regulations adopted by these agencies govern a comprehensive range of matters relating to our permissible activities for us to engage in, maintenance of adequate capital levels, matters of internal control over financial reporting and other aspects of our operations. The regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law or regulation. The laws and regulations applicable to the Company could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, attract deposits, make loans and achieve satisfactory spreads.

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

ITEM 1B-UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2-PROPERTIES

The Company and the Bank have their primary office at 303 North Main Street, Cheboygan, Michigan. In addition, the Bank owns and operates the following facilities: Cheboygan South, 10854 North Straits Highway; Onaway Office, 20581
W. State Street, Onaway; Mackinaw City Office, 580 S. Nicolet Street, Mackinaw City; Pellston Office, 200 Stimpson, Pellston; Indian River Office, 3990 Straits Highway, Indian River; Downtown drive-in, 414 Division Street, Cheboygan; and East Side drive-in, 816 East State Street, Cheboygan. All properties are owned by the Bank free of any mortgages or encumbrances but for the Littlefield Township property upon which there is a purchase money mortgage which was entered into to accommodate the seller. During 2006 the Bank constructed a new facility in Littlefield Township just south of Alanson, Emmet County. The new facility is located at 8011 S. US 31, Alanson.

ITEM 3-LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings other than the routine litigation that is incidental to the business of banking.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5-MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the Over-the-counter Bulletin Board under the symbol "CNBZ". All trades are handled on a direct basis between buyer and seller. The Bank acts as the Company's transfer agent. The principal market for the Company's stock consists of existing shareholders, family members of existing shareholders and individuals in the service area.

The information detailing the range of high and low selling prices of known transactions for the Company's common stock and cash dividends declared for each full quarterly period within the two most recent fiscal years can be found under the caption "Financial Highlights" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2006, which is hereby incorporated by reference.

The information which indicates the amount of common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 8 on page 24 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2006, which is hereby incorporated by reference.

There are approximately 1,037 shareholders of record of common stock of the Company as of January 31, 2007.

During 2006, the Company declared regular dividends of $1.68 per share plus a special dividend of $0.60per share. In 2005, the Company declared regular dividends of $1.60 per share plus a special dividend of $0.60 per share. The information detailing the cash dividends declared within the two most recent fiscal years can be found under the caption "Financial Highlights" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2006, which is hereby incorporated by reference. These have resulted in a dividend payout ratio averaging 86.7% for the past three years.

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

ITEM 6-SELECTED FINANCIAL DATA

The information required by this item is included on Page 1 under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2006, which is hereby incorporated by reference.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included on pages 35 through 47 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2006, which is hereby incorporated by reference.

ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included on pages 40 through 41 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2006, which is hereby incorporated by reference.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is included on pages 2 through 33 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2006, which is hereby incorporated by reference.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In February 2007, the Company announced that the Board of Directors, upon recommendation of its Audit Committee, dismissed Crowe Chizek and Company LLC the Company's independent auditors, and engaged Plant & Moran, PLLC to serve as the Company's independent auditors for the fiscal year ending December 31, 2007. For more information, see the Company's current report on Form 8-K/A, filed with the SEC on March 1, 2007.

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

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B-OTHER INFORMATION

None.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is included under the captions "Information about Director Nominees," "Committees and Meetings of the Board of Directors," "Code of Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 15, 2007, which is hereby incorporated by reference.

Information about the executive officers of the Corporation is set forth below.

Name and Age                Position
------------                --------
Vincent J. Hillesheim, 56   Chairman of the Corporation and Citizens National
                            Bank of Cheboygan. Mr. Hillesheim was elected
                            Chairman in 2006.

James C. Conboy, Jr., 59    Chief Executive Officer and President of the
                            Corporation and Citizens National Bank of Cheboygan.
                            Mr. Conboy joined the

                            Corporation and the Bank during 1998. Mr. Conboy held the position as President and Chief Operating
                            Officer for more than 5 years. He has been in his current position since May, 2004.

Susan A. Eno, 52            Executive Vice President and Secretary of the
                            Corporation; Executive Vice President and Cashier of
                            Citizens National Bank of Cheboygan. Ms. Eno has
                            been an officer of the Corporation since 1996 and an
                            employee of the Bank since 1971. She has been in her
                            current position for more than 10 years.

Douglas W. Damm, 53         Senior Vice President of the Corporation and
                            Citizens National Bank of Cheboygan. Mr. Damm has
                            been an officer of the Corporation since 2003 and an
                            employee of the Bank since 1987. He has been in his
                            current position for more than 19 years and has 28
                            years experience in the banking business.

Jeffrey L. Schmidt, 47      Senior Vice President of the Corporation and
                            Citizens National Bank of Cheboygan. Mr. Schmidt
                            joined the Bank during 2004. He has been in the
                            banking business for more than 23 years.

Shanna L. Hanley, 29        Treasurer of the Corporation; Vice President and
                            Senior Controller of Citizens National Bank of
                            Cheboygan. Ms. Hanley joined the Bank during 2005.

ITEM 11-EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Compensation Discussion and Analysis" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 15, 2007, which is hereby incorporated by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption "Ownership of Common Stock" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 15, 2007, which is hereby incorporated by reference.

The information required by this item is included under the caption "Securities Authorized for Issuance Under Equity Compensation Plan Information" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 15, 2007, which is hereby incorporated by reference.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 15, 2007, which is hereby incorporated by reference.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption "Independent Auditors" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 15, 2007, which is hereby incorporated by reference.

PART IV

ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) Financial Statements. The following financial statements, notes to financial statements and independent report of CNB Corporation and its subsidiary are referenced in Item 8 of this report are hereby incorporated by reference:

          Consolidated Balance Sheets-December 31, 2006 and 2005.

          Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.

          Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2006, 2005 and 2004.

          Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

          Notes to Consolidated Financial Statements.

          Report of Independent Registered Public Accounting Firm dated March 30, 2007.

          (2) Financial Statement Schedules. Not applicable

          (3) Exhibits.

               (3a) Articles of Incorporation. Previously filed as exhibit to the registrant's Form 10-KSB filed April 26, 1996, and hereby incorporated by reference.

               (3b) By-Laws as amended through March 25, 2004. Previously filed as Exhibit 3b to the Company's Form 10-K for the fiscal year ended December 31, 2003 filed December 27, 2004, and hereby incorporated by reference.

               (10) 1996 Stock Potion Plan. Previously filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended September 30, 1996 and hereby incorporated by reference.

               (11) Statement regarding computation of per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 2006, which are included in the annual report to shareholders for the year ended December 31, 2006 which is filed as Exhibit 13 to the Company's Form 10-K for the fiscal year ended December 31, 2006, and hereby incorporated by reference.

               (13) Annual report to shareholders for the year ended December 31, 2006. (filed herewith).

               (21) Subsidiaries of the Company. (filed herewith).

               (23) Consent of Independent Registered Public Accounting Firm. (filed herewith).

               (31.1) Certification of Chief Executive Officer.

               (31.2) Certification of Chief Financial Officer.

               (32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  See Item 15(a) (3) above.

     (c)  Financial Statement Schedules. Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CNB CORPORATION
                                  (Registrant)

Date: March 30, 2007


/s/ James C. Conboy, Jr.
-------------------------------------
James C. Conboy, Jr.
President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2007.


/s/ Steven J. Baker
-------------------------------------
Steven J. Baker
Director


/s/ James C. Conboy, Jr.
-------------------------------------
James C. Conboy, Jr.
Director
President and Chief Executive
Officer


/s/ Kathleen M. Darrow
-------------------------------------
Kathleen M. Darrow
Director


/s/ Thomas J. Ellenberger
-------------------------------------
Thomas J. Ellenberger
Director


/s/ Vincent J. Hillesheim
-------------------------------------
Vincent J. Hillesheim
Director
Chairman


/s/ Kathleen A. Lieder
-------------------------------------
Kathleen A. Lieder
Director


/s/ John L. Ormsbee
-------------------------------------
John L. Ormsbee
Director


/s/ R. Jeffery Swadling
-------------------------------------
R. Jeffery Swadling
Director


/s/ Francis J. VanAntwerp, Jr.
-------------------------------------
Francis J. VanAntwerp, Jr.
Director


/s/ Susan A. Eno
-------------------------------------
Susan A. Eno
Executive Vice President
Secretary


/s/ Douglas W. Damm
-------------------------------------
Douglas W. Damm
Senior Vice President


/s/ Jeffrey L. Schmidt
-------------------------------------
Jeffrey L. Schmidt
Senior Vice President


/s/ Shanna L. Hanley
-------------------------------------
Shanna L. Hanley
Treasurer (Principal Financial
Officer)

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

(11) Statement regarding computation per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 2006 contained in is annual report to shareholders for the year ended December 31, 2006. (filed herewith)

(13) Annual report to shareholders for the year ended December 31, 2006. (filed herewith)

(21) Subsidiaries of the Company. (filed herewith)

(23) Consent of Independent Registered Public Accounting firm. (filed herewith)

(31.1) Certification of Chief Executive Officer. (filed herewith)

(31.2) Certification of Chief Financial Officer. (filed herewith)

(32.1) Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)