Form 10-Q
period 2007-03-31
CNB CORP /MI/
filed 2007-05-14
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 or the Exchange Act. (Check one):

Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 7, 2007 there were 1,239,510 shares of the issuer's common stock outstanding.

CNB CORPORATION
Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Condensed):

         Consolidated Balance Sheets - March 31, 2007 and December 31,
            2006......................................................         3
         Consolidated Statements of Income - Three Months Ended March
            31, 2007 and 2006.........................................         4

         Consolidated Statements of Cash Flows - Three Months Ended
            March 31, 2007 and 2006...................................         5

         Notes to Consolidated Financial Statements...................     6 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    8 - 12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...        12

Item 4 - Controls and Procedures......................................        12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings............................................        13

Item 1A - Risk Factors................................................        13

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..        13

Item 3 - Defaults Upon Senior Securities..............................        13

Item 4 - Submission of Matters to a Vote of Security Holders..........        13

Item 5 - Other Information............................................        13

Item 6 - Exhibits and Reports on Form 8-K.............................        13

Signatures............................................................   14 - 17

Exhibit Index.........................................................        18

PART I - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

                                                       March 31,    December 31,
                                                          2007          2006
                                                      -----------   ------------
                                                      (Unaudited)
ASSETS
Cash and due from banks                                 $  4,981      $  8,444
Interest-bearing deposits with other
   financial institutions                                 10,163            --
Federal funds sold                                        11,362         6,368
                                                        --------      --------
   Total cash and cash equivalents                        26,506        14,812
Securities available for sale                             46,687        51,331
Securities held to maturity (market value of $4,575
   in 2007 and $4,582 in 2006)                             4,532         4,543
Other securities                                           1,008         1,008
Loans, held for sale                                       1,987            --
Loans, net of allowance for loan losses of $1,551
   in 2007 and $1,498 in 2006                            164,888       165,730
Premises and equipment, net                                6,570         6,626
Other assets                                               8,270         7,850
                                                        --------      --------
      Total assets                                      $260,448      $251,900
                                                        ========      ========
LIABILITIES
Deposits
   Noninterest-bearing                                  $ 37,031      $ 39,620
   Interest-bearing                                      193,151       181,745
                                                        --------      --------
      Total deposits                                     230,182       221,365
Other liabilities                                          5,061         5,537
                                                        --------      --------
      Total liabilities                                  235,243       226,902
SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
   authorized; and 1,239,510 and 1,239,512 shares
   issued and outstanding in 2007 and 2006                 3,099         3,099
Additional paid-in capital                                20,482        20,482
Retained earnings                                          2,343         2,235
Accumulated other comprehensive loss, net of tax            (719)         (818)
                                                        --------      --------
   Total shareholders' equity                             25,205        24,998
                                                        --------      --------
      Total liabilities and shareholders' equity        $260,448      $251,900
                                                        ========      ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                                Three months
                                              ended March 31,
                                              ---------------
                                               2007     2006
                                              ------   ------
                                                (Unaudited)
INTEREST INCOME
   Loans, including fees                      $3,132   $2,822
   Securities
      Taxable                                    427      456
      Tax exempt                                 127      127
   Other interest income                         243      102
                                              ------   ------
         Total interest income                 3,929    3,507

INTEREST EXPENSE ON DEPOSITS                   1,468      995
                                              ------   ------
NET INTEREST INCOME                            2,461    2,512

Provision for loan losses                         69       30
                                              ------   ------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                 2,392    2,482
                                              ------   ------
NONINTEREST INCOME
   Service charges and fees                      273      225
   Net realized gains from sales of loans         31       50
   Loan servicing fees, net of amortization       18       29
   Other income                                   58       40
                                              ------   ------
         Total noninterest income                380      344

NONINTEREST EXPENSES
   Salaries and employee benefits                914      880
   Deferred compensation                          81       81
   Pension                                        35       64
   Hospitalization                               114      141
   Occupancy                                     311      269
   Supplies                                       52       34
   Legal and professional                        105       98
   Other expenses                                277      323
                                              ------   ------
         Total noninterest expense             1,889    1,890
                                              ------   ------
INCOME BEFORE INCOME TAXES                       883      936

Income tax expense                               253      242
                                              ------   ------
NET INCOME                                    $  630   $  694
                                              ======   ======
TOTAL COMPREHENSIVE INCOME                    $  728   $  787
                                              ======   ======
Return on average assets (annualized)           0.98%    1.08%
Return on average equity (annualized)           9.97%   11.21%

Basic earnings per share                      $ 0.51   $ 0.56
Diluted earnings per share                    $ 0.51   $ 0.56

Dividends declared per share                  $ 0.42   $ 0.42

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

                                                Three months
                                               ended March 31,
                                              -----------------
                                                2006      2006
                                              -------   -------
                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                 $   630   $   694
   Adjustments to reconcile net income to
      net cash from operating activities
      Depreciation, amortization and
         accretion, net                           212       (84)
      Provision for loan losses                    69        30
      Loans originated for sale                (2,878)   (2,528)
      Proceeds from sales of loans
         originated for sale                      898     2,237
      Gain on sales of loans                      (18)      (50)
      Increase in other assets                   (242)     (415)
      Increase in other liabilities               264       315
                                              -------   -------
         Total adjustments                     (1,695)     (495)
                                              -------   -------
            Net cash (used in) provided by
               operating activities            (1,065)      199

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities
      available for sale                        9,742     8,800
   Purchase of securities available for
      sale                                     (4,994)   (4,697)
   Proceeds from maturities of securities
      held to maturity                            522       427
   Purchase of securities held to maturity       (511)       --
   Net change in portfolio loans                  556    (2,594)
   Premises and equipment expenditures           (111)     (383)
                                              -------   -------
            Net cash provided by investing
               activities                       5,204     1,553

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase(decrease) in deposits           8,817      (227)
   Dividends paid                              (1,262)   (1,251)
   Net proceeds from exercise of stock
      options                                      --         8
   Purchases of common stock                       --        (4)
                                              -------   -------
            Net cash provided by (used in)
               financing activities             7,555    (1,474)
                                              -------   -------
Net change in cash and cash equivalents        11,694       278

Cash and cash equivalents at beginning of
   year                                        14,812    11,943
                                              -------   -------
Cash and cash equivalents at end of period    $26,506   $12,221
                                              =======   =======
Cash paid during the period for:
   Interest                                   $ 1,441   $   977
   Income taxes                                    48        --
Non-cash transactions:
   Transfer from loans to other real estate
      owned                                       217        35

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation. All significant intercompany accounts and transactions are eliminated in the consolidation process. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 2006.

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

Recent Accounting Developments:

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt SFAS No. 159 for their first quarter 2007 financial statements. The Company has not adopted the standard early, therefore SFAS No. 159 will become applicable for years beginning January 1, 2008.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

Stock Options

The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended March 31, 2007 and 2006.

Due to the plan end date, there are no options available for grant as of March 31, 2007 and there were no stock options granted during the three months ended March 31, 2006.

Information about options outstanding and options exercisable follows:

                                                       Weighted
                                           Weighted     Average
                                            Average    Remaining    Aggregate
                               Options     Exercise   Contractual   Intrinsic
                             Outstanding     Price        Term         Value
                             -----------   --------   -----------   ---------
Balance at January 1, 2007      23,438      $49.00
   Options exercised                --          --
Balance at March 31, 2007       23,438      $49.00     3.5 years     $45,873
                                ======

The aggregate intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 was approximately $0 and $4,000, respectively. There were no shares vested for the same periods.

Cash received from option exercises for the periods ending March 31, 2006 and 2005 was approximately $0 and $8,000, respectively. There were no tax benefits realized from option exercises during the same periods.

There have been no significant changes in the Company's critical accounting policies since December 31, 2006.

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three month period ending March 31, 2007 the weighted average shares outstanding in calculating basic earnings per share was 1,239,511 while the weighted average number of shares for diluted earnings per share was 1,240,485. As of March 31, 2007 there were 19,407 shares not considered in the earnings per share calculation because they were antidilutive. For the three month period ending March 31, 2006 the weighted average shares outstanding in calculating basic earnings per share were 1,237,435 while the weighted average number of shares for diluted earnings per share was 1,239,494.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three month period ending March 31, 2007.

CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in fact and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities. The Company's critical accounting policies are described in the Management Discussion and Analysis section of its 2006 Annual Report.

FINANCIAL CONDITION

As of March 31, 2007 total assets of the company were $260.4 million which represents an increase of $8.5 million or 3.4% from December 31, 2006. The Company recognized a marginal decrease in the loan portfolio of 0.5% while deposits increased $8.8 million.

SECURITIES

The securities portfolio decreased $4.7 million since December 31, 2006. The available for sale portfolio decreased to 89.4% of the investment portfolio down from 90.2% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                                   Gross        Gross
                                       Fair     Unrealized   Unrealized
                                       Value       Gains       Losses
                                      -------   ----------   ----------
Available for Sale
   MARCH 31, 2007
      U.S. Government agency          $15,348       $11        $ (52)
      Mortgage-backed                  10,079         9          (69)
      State and municipal               7,260        67           (7)
      Money market preferred stocks    14,000        --           --
                                      -------       ---        -----
                                      $46,687       $87        $(128)
                                      =======       ===        =====
   DECEMBER 31, 2006
      U.S. Government agency          $21,307       $ 8        $(125)
      Mortgage-backed                  10,491         4         (107)
      State and municipal               8,549        59          (13)
      Money market preferred stocks    10,984        --          (16)
                                      -------       ---        -----
                                      $51,331       $71        $(261)
                                      =======       ===        =====

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

                                                     Gross         Gross
                                      Carrying   Unrecognized   Unrecognized    Fair
                                       Amount        Gains         Losses       Value
                                      --------   ------------   ------------   ------
Held to Maturity
   MARCH 31, 2007
      State and municipal              $4,532         $55           $(12)      $4,575
                                       ======         ===           ====       ======
   DECEMBER 31, 2006
      State and municipal
                                       $4,543         $54           $(15)      $4,582
                                       ======         ===           ====       ======

The carrying amount and fair value of securities by contractual maturity at March 31, 2007 are shown below, in thousands of dollars.

                                      Available for
                                          sale         Held to Maturity
                                      -------------   -----------------
                                          Fair        Carrying    Fair
                                          Value        Amount     Value
                                         -------      --------   ------
Due in one year or less                  $29,951       $  617    $  618
Due from one to five years                15,316        1,471     1,507
Due from five to ten years                   643        1,644     1,650
Due after ten years                          777          800       800
                                         -------       ------    ------
                                         $46,687       $4,532    $4,575
                                         =======       ======    ======

LOANS

Net loans at March 31, 2007 decreased $842,000 from December 31, 2006. The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 2007 and December 31, 2006 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at March 31, 2007 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 13.3% of total loans.

                                          March 31, 2007        December 31, 2006
                                      ---------------------   ---------------------
                                       Balance   % of total    Balance   % of total
                                      --------   ----------   --------   ----------
Portfolio loans:
   Residential real estate            $ 81,499      48.96%    $ 82,842      49.53%
   Consumer                              9,082       5.46%       9,444       5.65%
   Commercial real estate               62,579      37.60%      61,740      36.92%
   Commercial                           13,284       7.98%      13,208       7.90%
                                      --------     ------     --------     ------
                                       166,444     100.00%     167,234     100.00%
                                                   ======                  ======
   Deferred loan origination fees,
      net                                   (5)                     (6)
   Allowance for loan losses            (1,551)                 (1,498)
                                      --------                --------
   Loans, net                         $164,888                $165,730
                                      ========                ========

ALLOWANCE AND PROVISION FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, follows:

                                       2007     2006
                                      ------   ------
Beginning balance                     $1,498   $1,456
Provision for loan losses                 69       30
Charge-offs                              (24)     (35)
Recoveries                                 8       13
                                      ------   ------
Ending balance                        $1,551   $1,464
                                      ======   ======

The Company had impaired loans of $58,000 during the first three months of 2007 and no impaired loans during the first three months of 2006.

Since December 31, 2006 commercial real estate mortgages have increased $839,000 while consumer mortgages have decreased $1.3 million. This is primarily due to a slow down in residential refinancing and a stronger emphasis on commercial lending. There has been no change in the bank's lending policies. The lending staff continues to be well-trained and experienced. The trend and volume of past due loans continues to be well-controlled and in line with peer averages. In response to the change in portfolio composition and loan growth management recorded a provision of $69,000 in the first three months of 2007 and $30,000 in the first three months of 2006.

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



                                      March 31,   December 31,
                                        2007          2006
                                      ---------   ------------
                                       (dollars in thousands)
Nonaccrual                               $ 58         $ --
Loans past due 90 days or more            349          177
Troubled debt restructurings               --           --
                                         ----         ----
   Total nonperforming loans             $407         $177
                                         ====         ====
Percent of total loans                   0.21%        0.11%

At March 31, 2007, total nonperforming assets increased by $230,000 from December 31, 2006. The Bank is closely monitoring and managing nonperforming loans. Nonaccrual loans increased to $58,000 since December 31, 2006. This amount is from one loan that went on nonaccrual status in March 2007. Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest. The increase in nonperforming assets was primarily in construction and commercial loans and management believes the Bank is adequately reserved on these loans.

DEPOSITS

Deposits at March 31, 2007 increased $8.8 million since December 31, 2006. This increase is due, in part, to a deposit promotion the bank offered in the first quarter of 2007 and in part to the new branch location that opened in January 2007. Interest-bearing deposits increased $11.4 million or 6.3% for the three months ended March 31, 2007, while noninterest-bearing deposits decreased $2.6 million or 6.5%. This change in the deposit mix can be attributed to the changing rate environment and the increased rates paid on certificates of deposit.

LIQUIDITY AND FUNDS MANAGEMENT

The Company's balances of cash and cash equivalents increased $11.7 million or 78.9%. During the three month period ending March 31, 2007, $1.1 million in cash was used in operating activities. Investing activities provided $5.2 million during the three months ended March 31, 2007, primarily due to proceeds of maturing securities and financing activities provided $7.6 million.

As of March 31, 2007, the Company had $11.4 million in federal funds sold, $46.7 million in securities available for sale and $617,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 25.5% of total deposits as of March 31, 2007.

Total equity of the Company at March 31, 2007 was $25.2 million compared to $25.0 million at December 31, 2006.

RESULTS OF OPERATIONS

CNB Corporation's 2007 net income for the first three months was $630,000, a decrease of $64,000 compared to 2006 results. This decrease in net income can be attributed to an increase in interest expense resulting from the current rate environment. Basic and diluted earnings per share were $0.51 for 2007 compared to $0.56 for 2006. The return on assets was .98% for the first three months of the year versus 1.08% for the same period in 2006. The return on equity was 9.97% compared to 11.21% for the same period last year.

For the first three months of 2007, net interest income was $2.5 million representing a decrease of 2.0% from the same period in 2006. The fully taxable equivalent net interest margin increased to 4.33% for the three month period ending March 31, 2007 compared to 4.30% for the same period ending March 31, 2006. This change can be attributable to a flat interest rate environment during 2006 and so far in 2007.

In response to the change in the loan portfolio composition and loan growth, management recorded a provision expense of $69,000 in the first three months in 2007 and $30,000 in the first three months in 2006.

Noninterest income for the three months ending March 31, 2006 was $380,000, an increase of $36,000 or 10.5% from the same period last year. This change between the two periods is attributed, in part, due to an increase in our per item NSF fee effective June 2006 and an Overdraft Privilege program that was introduced to our customers in the beginning of August 2006.

Noninterest expense for the first three months of 2007 and 2006 was $1.9 million. Although the noninterest expense remained at the same level during the two periods, the expense mix did change between the periods. The increase in occupancy expense can largely be attributed to increases in depreciation expense due to the purchase of new processing equipment and a new branch facility in Alanson. Also, an increase in salary and benefit expenses as the Company increased its number of employees from 77.5 full-time equivalent employees at March 31, 2006 to 79.5 full-time equivalent employees at March 31, 2007. This increase in employees is due to increased branch hours and a new branch facility, both of which require additional staffing. Hospitalization expense decreased due to a change in benefit coverage. Also, other expenses for 2006, includes $51,000 of expense due to the recognition of loss on sale or write-down of other real estate properties owned.

The provision for federal income tax was 28.7% of pretax income for the three months ended March 31, 2007 as compared to 25.9% for the same period in 2006. The difference between the tax rates for the two periods is due, in part, to a Qualified Zone Academy Bond which was a municipal investment that provided a significant tax credit that matured in December 2006. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2006 Management Discussion and Analysis appearing in the December 31, 2006 10K.

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

Effective January 24, 2007 the Bank's Assistant Vice President and Controller resigned from her position. The Bank hired Ms. Kathy Johnson as an accounting clerk in February. Ms. Johnson will be involved in assisting with the financial reporting of the Bank and the Corporation.

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

None

ITEM 1A.-RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A
Part I of the Company's 2006 10K.

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

                                        CNB Corporation
                                        (Registrant)


                                        /s/ James C. Conboy, Jr.
Date: May 14, 2007                      ----------------------------------------
                                        James C. Conboy, Jr.
                                        President and Chief Executive Officer


                                        /s/ Susan A. Eno
Date: May 14, 2007                      ----------------------------------------
                                        Susan A. Eno
                                        Executive Vice President

EXHIBIT INDEX

Number   Exhibit
------   -------
31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32.1     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002