Form 10-Q
period 2007-06-30
CNB CORP /MI/
filed 2007-08-14
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

                            Commission file # 033-00737

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

As of August 7, 2008 there were 1,230,497 shares of the issuer's common stock outstanding.

CNB CORPORATION
Index

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements (Condensed):
   Consolidated Balance Sheets - June 30, 2007 and December 31, 2006 ..        3
   Consolidated Statements of Income - Six Months Ended June 30, 2007
      and 2006 ........................................................        4
   Consolidated Statements of Cash Flows - Six Months Ended
      June 30, 2007 and 2006 ..........................................        5
   Notes to Consolidated Financial Statements .........................    6 - 7
Item 2 - Management's Discussion and Analysis of Financial Condition
   and Results of Operations ..........................................   8 - 13
Item 3 - Quantitative and Qualitative Disclosures About Market Risk ...       13
Item 4 - Controls and Procedures ......................................       13

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings ............................................       14
Item 1A - Risk Factors ................................................       14
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ..       14
Item 3 - Defaults Upon Senior Securities ..............................       14
Item 4 - Submission of Matters to a Vote of Security Holders ..........       14
Item 5 - Other Information ............................................       15
Item 6 - Exhibits and Reports on Form 8-K .............................       15

Signatures ............................................................  16 - 19
Exhibit Index .........................................................       20

PART I - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

                                                        June 30,    December 31,
                                                          2007          2006
                                                      -----------   ------------
                                                      (Unaudited)
ASSETS
Cash and due from banks                                $  6,548       $  8,444
Interest-bearing deposits with other
   financial institutions                                 1,246             --
Federal funds sold                                        7,328          6,368
                                                       --------       --------
   Total cash and cash equivalents                       15,122         14,812
Securities available for sale                            51,813         51,331
Securities held to maturity (market value of $5,472
   in 2007 and $4,582 in 2006)                            5,431          4,543
Other securities                                          1,008          1,008
Loans, held for sale                                      1,127             --
Loans, net of allowance for loan losses of $1,606
   in 2007 and $1,498 in 2006                           171,517        165,730
Premises and equipment, net                               6,483          6,626
Other assets                                              8,656          7,850
                                                       --------       --------
      Total assets                                     $261,157       $251,900
                                                       ========       ========
LIABILITIES
Deposits
   Noninterest-bearing                                 $ 41,643       $ 39,620
   Interest-bearing                                     188,907        181,745
                                                       --------       --------
         Total deposits                                 230,550        221,365
Other liabilities                                         5,179          5,537
                                                       --------       --------
      Total liabilities                                 235,729        226,902

SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
   authorized; and 1,239,497 and 1,239,512 shares
   issued and outstanding in 2007 and 2006                3,099          3,099
Additional paid-in capital                               20,482         20,482
Retained earnings                                         2,624          2,235
Accumulated other comprehensive loss, net of tax           (777)          (818)
                                                       --------       --------
      Total shareholders' equity                         25,428         24,998
                                                       --------       --------
         Total liabilities and shareholders' equity    $261,157       $251,900
                                                       ========       ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                              Three months ended   Six months ended
                                                   June 30,            June 30,
                                              ------------------   ----------------
                                                2007     2006       2007     2006
                                               ------   ------     ------   ------
                                                 (Unaudited)
INTEREST INCOME
   Loans, including fees                       $3,254   $3,007     $6,386   $5,829
   Securities
      Taxable                                     505      453        932      909
      Tax exempt                                  111      110        238      237
   Other interest income                          207       58        450      160
                                               ------   ------     ------   ------
         Total interest income                  4,077    3,628      8,006    7,135
INTEREST EXPENSE ON DEPOSITS                    1,518    1,131      2,986    2,126
                                               ------   ------     ------   ------
NET INTEREST INCOME                             2,559    2,497      5,020    5,009
Provision for loan losses                          69       30        138       60
                                               ------   ------     ------   ------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                              2,490    2,467      4,882    4,949
                                               ------   ------     ------   ------
NONINTEREST INCOME
   Service charges and fees                       299      244        572      469
   Net realized gains from sales of loans          36       32         67       82
   Loan servicing fees, net of amortization        45       30         63       59
   Gain on sale of premises and equipment          --      509         --      509
   Other income                                    78       52        136       92
                                               ------   ------     ------   ------
         Total noninterest income                 458      867        838    1,211
NONINTEREST EXPENSES
   Salaries and employee benefits                 899      869      1,813    1,749
   Deferred compensation                           79       79        160      160
   Pension                                         32       65         67      129
   Hospitalization                                135      144        249      285
   Occupancy                                      275      268        586      537
   Supplies                                        61       77        113      111
   Legal and professional                         112       97        217      195
   Other expenses                                 246      298        523      621
                                               ------   ------     ------   ------
         Total noninterest expense              1,839    1,897      3,728    3,787
                                               ------   ------     ------   ------
INCOME BEFORE INCOME TAXES                      1,109    1,437      1,992    2,373
Income tax expense                                308      441        561      683
                                               ------   ------     ------   ------
NET INCOME                                     $  801   $  996     $1,431   $1,690
                                               ======   ======     ======   ======
TOTAL COMPREHENSIVE INCOME                     $  745   $  985     $1,472   $1,772
                                               ======   ======     ======   ======
Return on average assets (annualized)            1.24%    1.60%      1.11%    1.34%
Return on average equity (annualized)           12.56%   15.89%     11.29%   13.57%
Basic earnings per share                       $ 0.65   $ 0.80     $ 1.15   $ 1.37
Diluted earnings per share                     $ 0.65   $ 0.80     $ 1.15   $ 1.36
Dividends declared per share                   $ 0.42   $ 0.42     $ 0.84   $ 0.84

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

                                                                  Six months ended June 30,
                                                                  -------------------------
                                                                       2007       2006
                                                                     --------   --------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                        $  1,431   $  1,690
   Adjustments to reconcile net income to net cash
      from operating activities
      Depreciation, amortization and accretion, net                      (291)        72
      Provision for loan losses                                           138         60
      Loans originated for sale                                        (2,363)    (3,867)
      Proceeds from sales of loans originated for sale                  1,257      3,542
      Gain on sales of loans                                              (67)       (82)
      Gain on sales of premisis and equipment                              --       (509)
      Increase in other assets                                           (248)      (297)
      Increase in other liabilities                                       372        867
                                                                     --------   --------
         Total adjustments                                             (1,202)      (214)
                                                                     --------   --------
            Net cash provided by operating activities                     229      1,476
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale           17,647     16,360
   Purchase of securities available for sale                          (17,465)    (4,697)
   Proceeds from maturities of securities held to maturity              1,273        709
   Purchase of securities held to maturity                             (2,161)    (1,435)
   Net change in portfolio loans                                       (6,458)    (8,683)
   Premises and equipment expenditures                                   (168)      (609)
   Proceeds from sale of premises and equipment                            --        542
                                                                     --------   --------
            Net cash (used in) provided by investing activities        (7,332)     2,187
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase(decrease) in deposits                                   9,185     (2,016)
   Dividends paid                                                      (1,772)    (1,756)
   Net proceeds from exercise of stock options                             --         37
   Purchases of common stock                                               --         (5)
                                                                     --------   --------
            Net cash provided by (used in) financing activities         7,413     (3,740)
                                                                     --------   --------
Net change in cash and cash equivalents                                   310        (77)
Cash and cash equivalents at beginning of year                         14,812     11,943
                                                                     --------   --------
Cash and cash equivalents at end of period                           $ 15,122   $ 11,866
                                                                     ========   ========
Cash paid during the period for:
   Interest                                                          $  2,949   $  2,079
   Income taxes                                                           623        186
Non-cash transactions:
   Transfer from loans to other real estate owned                         533         35

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

Stock Options

The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended June 30, 2007 and 2006.

Due to the plan end date, there are no options available for grant as of June 30, 2007 and there were no stock options granted during the six months ended June 30, 2006.

Information about options outstanding and options exercisable follows:

                                                        Weighted
                                           Weighted     Average
                                            Average    Remaining    Aggregate
                               Options     Exercise   Contractual   Intrinsic
                             Outstanding     Price        Term        Value
                             -----------   --------   -----------   ---------
Balance at January 1, 2007      23,438      $49.00
   Options exercised                --          --
Balance at June 30, 2007        23,438      $49.00     3.5 years     $25,718
                                ======

The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2007 was $0. The aggregate intrinsic value of option exercised for the three and six months ended June 30, 2006 was approximately $24,000 and $28,000, respectively. There were no shares vested for the same periods.

Cash received from option exercises for the three and six month periods ending June 30, 2007 was $0 and for the three and six month periods ending June 30, 2006 was approximately $29,000 and $37,000, respectively. There was no tax benefit realized from option exercises during the same periods.

There have been no significant changes in the Company's critical accounting policies since December 31, 2006.

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and six month periods ending June 30, 2007 the weighted average shares outstanding in calculating basic earnings per share were 1,239,504 and 1,239,507 while the weighted average number of shares for diluted earnings per share were 1,239,876 and 1,240,371. As of June 30, 2007 there were 19,407 options not considered in the three and six month earnings per share calculations because they were antidilutive. For the three and six month periods ending June 30, 2006 the weighted average shares outstanding in calculating basic earnings per share were 1,238,088 and 1,237,763 while the weighted average number of shares for diluted earnings per share were 1,239,378 and 1,239,601. As of June 30, 2006 there were 19,707 options not considered in the three and six month earnings per share calculations because they were antidilutive.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the six month period ending June 30, 2007.

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

FINANCIAL CONDITION

As of June 30, 2007 total assets of the company were $261.2 million which represents an increase of $9.3 million or 3.7% from December 31, 2006. The Company recognized an increase in the loan portfolio of $5.9 million or 3.5% while deposits increased $9.2 million or 4.1% since December 31, 2006.

SECURITIES

The total securities portfolio increased $1.4 million since December 31, 2006. The available for sale portfolio decreased marginally to 88.9% of the investment portfolio down from 90.2% at year-end even though the total amount of the available for sale portfolio increased $482,000. The reason for the marginal decrease of the available for sale portfolio in relation to the total investment portfolio is due to the increase in the held to maturity securities. Held to maturity securities increased $888,000 and is now 9.3% of the investment portfolio up from 8.0% at year-end. The remaining small percentage of the investment portfolio is the Other Securities category made up of Federal Home Loan Bank and Federal Reserve Bank Stock which are required holds to have a correspondent bank relationship with these entities.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                                   Gross        Gross
                                        Fair    Unrealized   Unrealized
                                       Value       Gains       Losses
                                      -------   ----------   ----------
Available for Sale
   JUNE 30, 2007
      U.S. Government agency          $20,834       $ 0        $ (74)
      Mortgage-backed                  11,458         0         (102)
      State and municipal               5,521        65          (17)
      Money market preferred stocks    14,000        --           --
                                      -------       ---        -----
                                      $51,813       $65        $(193)
                                      =======       ===        =====
   DECEMBER 31, 2006
      U.S. Government agency          $21,307       $ 8        $(125)
      Mortgage-backed                  10,491         4         (107)
      State and municipal               8,549        59          (13)
      Money market preferred stocks    10,984        --          (16)
                                      -------       ---        -----
                                      $51,331       $71        $(261)
                                      =======       ===        =====

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

                                           Gross          Gross
                            Carrying   Unrecognized   Unrecognized    Fair
                             Amount        Gains         Losses       Value
                            --------   ------------   ------------   ------
Held to Maturity
   JUNE 30, 2007
      State and municipal    $5,431         $51           $(10)      $5,472
                             ======         ===           ====       ======
   DECEMBER 31, 2006
      State and municipal    $4,543         $54           $(15)      $4,582
                             ======         ===           ====       ======

The carrying amount and fair value of securities by contractual maturity at June 30, 2007 are shown below, in thousands of dollars.

                             Available    Held to Maturity
                              for sale   -----------------
                                Fair     Carrying    Fair
                               Value      Amount     Value
                              -------    --------   ------
Due in one year or less       $25,950     $  690    $  691
Due from one to five years     24,608      2,315     2,348
Due from five to ten years        555      1,556     1,563
Due after ten years               700        870       870
                              -------     ------    ------
                              $51,813     $5,431    $5,472
                              =======     ======    ======

LOANS

Net loans at June 30, 2007 increased $5.8 million from December 31, 2006. The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 2007 and December 31, 2006 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at June 30, 2007 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 13.0% of total loans.

                                             June 30, 2007         December 31, 2006
                                         ---------------------   ---------------------
                                          Balance   % of total    Balance   % of total
                                         --------   ----------   --------   ----------
Portfolio loans:
   Residential real estate               $ 82,027      47.38%    $ 82,842      49.53%
   Consumer                                 9,111       5.26%       9,444       5.65%
   Commercial real estate                  67,705      39.11%      61,740      36.92%
   Commercial                              14,284       8.25%      13,208       7.90%
                                         --------     ------     --------     ------
                                          173,127     100.00%     167,234     100.00%
                                                      ======                  ======
   Deferred loan origination fees, net         (4)                     (6)
   Allowance for loan losses               (1,606)                 (1,498)
                                         --------                --------
   Loans, net                            $171,517                $165,730
                                         ========                ========

ALLOWANCE AND PROVISION FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended June 30, follows:

                             2007     2006
                            ------   ------
Beginning balance           $1,498   $1,456
Provision for loan losses      138       60
Charge-offs                    (43)     (47)
Recoveries                      13       18
                            ------   ------
Ending balance              $1,606   $1,487
                            ======   ======

The Company had impaired loans of $636,000 during the first six months of 2007 and no impaired loans during the first six months of 2006.

Since December 31, 2006 commercial real estate mortgages have increased $6.0 million while consumer mortgages have decreased $815,000. This is primarily due to a slow down in residential refinancing and a stronger emphasis on commercial lending. There has been no change in the bank's lending policies. The lending staff continues to be well-trained and experienced. The trend and volume of past due loans continues to be well-controlled and in line with peer averages. In response to the change in portfolio composition and loan growth management recorded a provision of $138,000 in the first six months of 2007 and $60,000 in the first six months of 2006.

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

                                 June 30,   December 31,
                                   2007         2006
                                 --------   ------------
                                  (dollars in thousands)
Nonaccrual                         $ 636        $  --
Loans past due 90 days or more       191          177
Troubled debt restructurings          --           --
                                   -----        -----
   Total nonperforming loans       $ 827        $ 177
                                   =====        =====
Percent of total loans              0.48%        0.11%

At June 30, 2007, total nonperforming assets increased by $650,000 from December 31, 2006. The Bank is closely monitoring and managing nonperforming loans. Nonaccrual loans increased to $636,000 since December 31, 2006. This amount is from three loans and is a combination of one that went on nonaccrual status in March 2007 and two loans that went on nonaccrual status in June 2007. Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest. The increase in nonperforming loans was primarily in construction and commercial loans and management believes the Bank is adequately reserved on these loans. Management fully expects that diligent servicing of these loans will minimize losses. Although uncertain overall economic conditions have negatively affected Michigan, the Company's marketplace remains relatively stable. The Company expects the amount of nonperforming loans to remain elevated into the foreseeable future, as the Bank works with these few customers who have felt the economic pressures of the overall Michigan economy. The Bank maintains an active loan collection process to mitigate loan losses. Loan quality is continually and systematically monitored and review by management. In addition to nonperforming loans, the Company has Other Real Estate Owned totaling $1.4 million as of June 30, 2007 as compared to $1 million at December 31, 2006. The Company has acquired these properties due to foreclosures or deeds in lieu of payment.

DEPOSITS

Deposits at June 30, 2007 increased $9.2 million since December 31, 2006. This increase is due, in part, to a deposit promotion the bank offered in the first quarter of 2007 and in part to the new branch location that opened in January 2007. Interest-bearing deposits increased $7.2 million or 3.9% for the six months ended June 30, 2007, while noninterest-bearing deposits increased $2.0 million or 5.1%. The Bank expects to continue this trend of offering deposit promotions as it see opportunities to attract new customers.

LIQUIDITY AND FUNDS MANAGEMENT

The Company's balances of cash and cash equivalents increased $310,000 or 2.1%. During the six month period ending June 30, 2007, $229,000 in cash was provided by operating activities. Investing activities used $7.3 million during the six months ended June 30, 2007, primarily due to the purchase of securities and financing activities provided $7.4 million.

As of June 30, 2007, the Company had $7.3 million in federal funds sold, $51.8 million in securities available for sale and $690,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 26.0% of total deposits as of June 30, 2007. The Company's liquidity position is adequate to respond to extensions of credit, short-term demand for funds caused by withdrawals from deposit accounts and for the payment of operating expenses.

Total equity of the Company at June 30, 2007 was $25.4 million compared to $25.0 million at December 31, 2006. The Company's equity including Risk Based Capital and Leverage Ratio are above the "Well Capitalized" status for regulatory guidelines.

RESULTS OF OPERATIONS

CNB Corporation's 2007 net income for the first six months was $1.4 million, a decrease of $259,000 compared to 2006 results. This decrease in 2007 net income can be attributed to a one time gain on sale of $509,000 that occurred in June 2006. Basic and diluted earnings per share were $1.15 for 2007 compared to Basic and diluted earnings per share of $1.37 and $1.36 for 2006. The return on assets was 1.11% for the first six months of the year versus 1.34% for the same period in 2006. The return on equity was 11.29% compared to 13.57% for the same period last year.

Net income for the three months ending June 30, 2007 was $801,000 compared to $996,000 for 2006. This was a decrease of $195,000 or 19.6%. Basic and diluted earnings per share were $0.65 compared to $0.80 for 2006. The return on average assets was 1.24% compared to 1.60% for 2006. The return on average equity was 12.56% compared to 15.89% for 2006.

Interest income for the first six months of 2007 was $8.0 million, an increase of $871,000 or 12.2% compared to 2006 results. The majority of this increase can be attributed to the Company's loan growth.

Interest income for the quarter ending June 30, 2007 was $4.1 million compared to $3.6 million from the same period last year.

Interest expense for the first six months of 2007 was $3.0 million, an increase of $860,000 or 40.5% compared to 2006 results. This increase is attributable to not only growth in total deposits, but also the change in deposit mix as customer transfer money from their lower yielding savings account into higher yielding certificates of deposit. The Bank has also offered a few higher than average rate deposit promotions in the first six months of 2007 in order to draw attention to our new branch location and to attract new customers.

Interest expense for the quarter ending June 30, 2007 was $1.5 million compared to $1.1 million for the same period last year. This increase is attributable to the same reasons as noted above for the year to date time period.

For the first six months of 2007, net interest income was $5.0 million representing an increase of 0.2% from the same period in 2006. The fully taxable equivalent net interest margin increased to 4.38% for the six month period ending June 30, 2007 compared to 4.35% for the same period ending June 30, 2006. This marginal change can be attributable to a flat interest rate environment during 2006 and so far in 2007.

In response to the change in the loan portfolio composition and loan growth, management recorded a provision expense of $138,000 in the first six months in 2007 and $60,000 in the first six months in 2006.

Noninterest income for the six months ending June 30, 2007 was $838,000, a decrease of $373,000 or 30.8% from the same period last year. This change between the two periods is attributed, in part, due to a gain on the sale of premises and equipment in the amount of $509,000 in 2006 and in 2007 an increase in our per item NSF fee effective June 2006 and an Overdraft Privilege program that was introduced to our customers in the beginning of August 2006.

Noninterest income for the quarter ending June 30, 2007 was $458,000 compared to $867,000 from the same period last year. This represents a decrease of $409,000 or 47.2% from the same period last year. This change between the two periods is for the same reasons as noted above for the six month period. Noninterest income for the second quarter of 2006 includes $509,000 as a gain on the sale of property as mentioned above.

Noninterest expense for the first six months of 2007 and 2006 was $3.7 million and $3.8 million, respectively. Although the noninterest expense remained at relatively the same level during the two periods, the expense mix did change slightly between the periods. The increase in occupancy expense can largely be attributed to increases in depreciation expense due to the purchase of new processing equipment in the second quarter of 2006 and a new branch facility in Alanson opened in January 2007. Hospitalization expense decreased due to a change in benefit coverage. Also, other expenses for 2006, includes $51,000 of expense due to the recognition of loss on sale or write-down of other real estate properties owned.

The provision for federal income tax was 28.2% of pretax income for the six months ended June 30, 2007 as compared to 28.8% for the same period in 2006. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items. The effect of the future Michigan Business Tax as the replacement for the Michigan Single Business Tax has been calculation based on preliminary guidance to date. The effect of the new tax appears to provide the Company with similar tax level as the outgoing Single Business Tax.

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

ITEM 2- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

PERIOD

                                                            Approximate
                                        Total number        dollar value
                                         of shares           of shares
               Total      Average        purchased            that may
             number of     price    as part of publicly     be purchased
               shares    paid per        announced        under the plans
             purchased     share     plans or programs      or programs
             ---------   --------   -------------------   ---------------
June, 2007     None
Total                                                        $1,000,00

The Company adopted a Stock Redemption Plan on June 14, 2007 with the provision that it would remain in effect until $1 million had been expended on the purchase of common stock. As of June 30, 2007, the Company has not repurchased any stock under the plan.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of CNB Corporation was held on May 15, 2007. Elected as Directors for one year term were Steven J. Baker; James C. Conboy, Jr.; Kathleen M. Darrow; Thomas J. Ellenberger; Vincent J. Hillesheim; Kathleen
A. Lieder; John L. Ormsbee; R. Jeffery Swadling; and Francis J. VanAntwerp Jr..

Votes cast for: 833,574
Votes cast against: 7,360
Votes withheld: 2,150

Votes cast for were for all nine directors listed above with the exception of the votes cast against as noted. Votes cast against were 300 for Steven J. Baker, 467 for Kathleen M. Darrow and 6,593 for John L. Ormsbee. Votes withheld were for all nine directors listed above.

ITEM 5-OTHER INFORMATION

None

ITEM 6-EXHIBITS AND REPORTS OF FORM 8-K

     a.) Exhibits

     31.1 Certification of Chief Executive Officer

     31.2 Certification of Chief Financial Officer

     32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of
          2002

     b.) Reports on Form 8-K

A Current Report on Form 8-K was filed on June 14, 2007 announcing the approval of a stock repurchase plan.

A Current Report on Form 8-K was filed on July 10, 2007 announcing the Corporations dividend declared.

A Current Report on Form 8-K was filed on July 19, 2007, with an accompanying letter to shareholders, disclosing the Corporation's financial performance for the first six months of 2007 and the retirement of the President & Chief Executive Officer effective December 31, 2007.

A Current Report on Form 8-K was filed on July 30, 2007 announcing shares repurchased under the Corporations stock repurchase plan.

A Current Report on Form 8-K was filed on July 31, 2007 announcing the second share repurchase under the Corporations stock repurchase plan.

A Current Report of Form 8-K was filed on August 10, 2007 announcing the third share repurchase under the Corporations stock repurchase plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CNB Corporation
                                        (Registrant)


Date: August 14, 2007                   /s/ James C. Conboy, Jr.
                                        ----------------------------------------
                                        James C. Conboy, Jr.
                                        President and Chief Executive Officer


Date: August 14, 2007                   /s/ Susan A. Eno
                                        ----------------------------------------
                                        Susan A. Eno
                                        Executive Vice President

EXHIBIT INDEX

Number   Exhibit
------   -------
31.1     Certification of Chief Executive Officer
31.2     Certification of Chief Financial Officer
32.1     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002