Form 10-Q
period 2007-09-30
CNB CORP /MI/
filed 2007-11-14
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

Yes [ ]  No [X]

As of November 8, 2007 there were 1,216,617 shares of the issuer's common stock outstanding.

CNB CORPORATION

Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Condensed):

   Consolidated Balance Sheets - September 30, 2007 and
      December 31, 2006 ........................................      3

   Consolidated Statements of Income -
      Nine Months Ended September 30, 2007 and 2006 ............      4

   Consolidated Statements of Cash Flows - Nine Months Ended
      September 30, 2007 and 2006 ..............................      5

   Notes to Consolidated Financial Statements ..................    6-7

Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations .........................   8-13

Item 3 - Quantitative and Qualitative Disclosures About Market
   Risk ........................................................     13

Item 4 - Controls and Procedures ...............................     13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings .....................................     14

Item 1A - Risk Factors .........................................     14

Item 2 - Unregistered Sales of Equity Securities and Use of
   Proceeds ....................................................     14

Item 3 - Defaults Upon Senior Securities .......................     14

Item 4 - Submission of Matters to a Vote of Security Holders ...     14

Item 5 - Other Information .....................................     15

Item 6 - Exhibits and Reports on Form 8-K ......................     15

Signatures .....................................................     16

Exhibit Index ..................................................     17

PART I - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

                                                      September 30,   December 31,
                                                          2007           2006
                                                      -------------   ------------
                                                       (Unaudited)
ASSETS
Cash and due from banks                                 $  6,197        $  8,444
Interest-bearing deposits with other financial
   institutions                                            1,304              --
Federal funds sold                                         7,900           6,368
                                                        --------        --------
   Total cash and cash equivalents                        15,401          14,812

Securities available for sale                             50,412          51,331
Securities held to maturity (market value of $9,189
   in 2007 and $4,582 in 2006)                             9,139           4,543
Other securities                                           1,008           1,008
Loans, held for sale                                         205              --
Loans, net of allowance for loan losses of $1,667
   in 2007 and $1,498 in 2006                            172,882         165,730
Premises and equipment, net                                6,434           6,626
Other assets                                               8,609           7,850
                                                        --------        --------
      Total assets                                      $264,090        $251,900
                                                        ========        ========

LIABILITIES
Deposits
   Noninterest-bearing                                  $ 41,473        $ 39,620
   Interest-bearing                                      191,877         181,745
                                                        --------        --------
      Total deposits                                     233,350         221,365
Other liabilities                                          5,392           5,537
                                                        --------        --------
      Total liabilities                                  238,742         226,902

SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
   authorized; and 1,226,097 and 1,239,512 shares
   issued and outstanding in 2007 and 2006                 3,065           3,099
Additional paid-in capital                                19,972          20,482
Retained earnings                                          2,941           2,235
Accumulated other comprehensive loss, net of tax            (630)           (818)
                                                        --------        --------
   Total shareholders' equity                             25,348          24,998
                                                        --------        --------
      Total liabilities and shareholders' equity        $264,090        $251,900
                                                        ========        ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                                      Three months ended   Nine months ended
                                                         September 30,       September 30,
                                                      ------------------   -----------------
                                                         2007     2006       2007     2006
                                                        ------   -----     -------   -------
                                                         (Unaudited)
INTEREST INCOME
   Loans, including fees                                $3,334   $3,114    $ 9,720   $ 8,943
   Securities
      Taxable                                              569      453      1,501     1,362
      Tax exempt                                           114      121        352       358
   Other interest income                                   144      198        594       358
                                                        ------   ------    -------   -------
         Total interest income                           4,161    3,886     12,167    11,021

INTEREST EXPENSE ON DEPOSITS                             1,499    1,229      4,485     3,355
                                                        ------   ------    -------   -------
NET INTEREST INCOME                                      2,662    2,657      7,682     7,666

Provision for loan losses                                   68       30        206        90
                                                        ------   ------    -------   -------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                       2,594    2,627      7,476     7,576
                                                        ------   ------    -------   -------

NONINTEREST INCOME
   Service charges and fees                                312      296        884       765
   Net realized gains from sales of loans                   26       31         93       113
   Loan servicing fees, net of amortization                 33       39         96        98
   Gain on sale of premises and equipment                   --        8         --       517
   Other income                                             43       40        179       132
                                                        ------   ------    -------   -------
         Total noninterest income                          414      414      1,252     1,625

NONINTEREST EXPENSES
   Salaries and employee benefits                          937      905      2,750     2,654
   Deferred compensation                                    80       80        240       240
   Pension                                                  33       65        100       194
   Hospitalization                                         151      151        400       436
   Occupancy                                               301      275        887       812
   Supplies                                                 43       42        156       153
   Legal and professional                                   79       79        296       274
   Other expenses                                          266      338        789       959
                                                        ------   ------    -------   -------
         Total noninterest expense                       1,890    1,935      5,618     5,722
                                                        ------   ------    -------   -------

INCOME BEFORE INCOME TAXES                               1,118    1,106      3,110     3,479

Income tax expense                                         287      312        848       995
                                                        ------   ------    -------   -------
NET INCOME                                              $  831   $  794    $ 2,262   $ 2,484
                                                        ======   ======    =======   =======
TOTAL COMPREHENSIVE INCOME                              $  978   $1,049    $ 2,450   $ 2,821
                                                        ======   ======    =======   =======
Return on average assets (annualized)                     1.29%    1.23%      1.16%     1.30%
Return on average equity (annualized)                    12.95%   12.37%     11.91%    13.16%

Basic earnings per share                                $ 0.67   $ 0.64    $  1.83   $  2.01
Diluted earnings per share                              $ 0.67   $ 0.64    $  1.83   $  2.00

Dividends declared per share                            $ 0.42   $ 0.42    $  1.26   $  1.26

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

                                                       Nine months ended
                                                         September 30,
                                                      -------------------
                                                        2007       2006
                                                      --------   --------
                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                         $  2,262   $  2,484
   Adjustments to reconcile net income to net cash
      from operating activities
      Depreciation, amortization and accretion, net        430        251
      Provision for loan losses                            206         90
      Loans originated for sale                         (3,535)    (5,729)
      Proceeds from sales of loans originated for
         sale                                            3,361      4,957
      Gain on sales of loans                               (93)      (113)
      Gain on sales of premisis and equipment               --       (517)
      Increase in other assets                            (233)      (114)
      Increase in other liabilities                        606        912
                                                      --------   --------
         Total adjustments                                 742       (263)
                                                      --------   --------
            Net cash provided by operating
               activities                                3,004      2,221

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available
      for sale                                          18,696     26,359
   Purchase of securities available for sale           (17,465)   (13,840)
   Proceeds from maturities of securities held to
      maturity                                           2,290      1,687
   Purchase of securities held to maturity              (6,886)    (2,439)
   Proceeds from maturities of other securities             --         30
   Net change in portfolio loans                        (7,919)    (8,187)
   Premises and equipment expenditures                    (265)    (1,254)
   Proceeds from sale of premises and equipment             --        550
                                                      --------   --------
            Net cash (used in) provided by
               investing activities                    (11,549)     2,906

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                             11,985      7,529
   Dividends paid                                       (2,307)    (2,276)
   Net proceeds from exercise of stock options              --         44
   Purchases of common stock                              (544)        (5)
                                                      --------   --------
            Net cash provided by financing
               activities                                9,134      5,292
                                                      --------   --------

Net change in cash and cash equivalents                    589     10,419

Cash and cash equivalents at beginning of year          14,812     11,943
                                                      --------   --------
Cash and cash equivalents at end of period            $ 15,401   $ 22,362
                                                      ========   ========
Cash paid during the period for:
   Interest                                           $  4,415   $  3,266
   Income taxes                                            713        844

Non-cash transactions:
   Transfer from loans to other real estate owned          561         35

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

Stock Options

The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended September 30, 2007 and 2006.

Due to the plan end date, there are no options available for grant as of September 30, 2007 and there were no stock options granted during the nine months ended September 30, 2006.

Information about options outstanding and options exercisable follows:

                                                           Weighted
                                              Weighted     Average
                                               Average    Remaining    Aggregate
                                  Options     Exercise   Contractual   Intrinsic
                                Outstanding     Price        Term        Value
                                -----------   --------   -----------   ---------
Balance at January 1, 2007         23,438      $49.00
   Options exercised                   --          --
Balance at September 30, 2007      23,438      $49.00     3.0 years     $13,826
                                   ======

The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2007 was $0. The aggregate intrinsic value of option exercised for the three and nine months ended September 30, 2006 was approximately $1,800 and $29,800, respectively. There were no shares vested for the same periods.

Cash received from option exercises for the three and nine month periods ending September 30, 2007 was $0 and for the three and nine month periods ending September 30, 2006 was approximately $7,000 and $44,000, respectively. There was no tax benefit realized from option exercises during the same periods.

There have been no significant changes in the Company's critical accounting policies since December 31, 2006.

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and nine month periods ending September 30, 2007 the weighted average shares outstanding in calculating basic earnings per share were 1,232,384 and 1,237,107 while the weighted average number of shares for diluted earnings per share were 1,232,957 and 1,237,879. As of September 30, 2007 there were 19,407 options not considered in the three and nine month earnings per share calculations because they were antidilutive. For the three and nine month periods ending September 30, 2006 the weighted average shares outstanding in calculating basic earnings per share were 1,238,797 and 1,238,111 while the weighted average number of shares for diluted earnings per share were 1,239,842 and 1,239,680. As of September 30, 2006 there were 19,707 options not considered in the three and nine month earnings per share calculations because they were antidilutive.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the nine month period ending September 30, 2007.

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

FINANCIAL CONDITION

As of September 30, 2007 total assets of the company were $264.1 million which represents an increase of $12.2 million or 4.8% from December 31, 2006. The Company recognized an increase in the loan portfolio of $7.3 million or 4.4% while deposits increased $12.0 million or 5.4% since December 31, 2006.

SECURITIES

The total securities portfolio increased $3.7 million since December 31, 2006. The available for sale portfolio decreased to 83.2% of the investment portfolio down from 90.2% at year-end. The reason for the decrease of the available for sale portfolio in relation to the total investment portfolio is due to the increase in the held to maturity securities. Held to maturity securities increased $4.6 million and is now 15.1% of the investment portfolio up from 8.0% at year-end. The remaining small percentage of the investment portfolio is the Other Securities category made up of Federal Home Loan Bank and Federal Reserve Bank Stock which are required holds to have a correspondent bank relationship with these entities.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                                   Gross        Gross
                                        Fair    Unrealized   Unrealized
                                       Value       Gains       Losses
                                      -------   ----------   ----------
Available for Sale
   SEPTEMBER 30, 2007
      U.S. Government agency          $20,250      $ 81        $  (7)
      Mortgage-backed                  10,698        15          (52)
      State and municipal               5,464        62           (4)
      Money market preferred stocks    14,000        --           --
                                      -------      ----        -----
                                      $50,412      $158        $ (63)
                                      =======      ====        =====
   DECEMBER 31, 2006
      U.S. Government agency          $21,307      $  8        $(125)
      Mortgage-backed                  10,491         4         (107)
      State and municipal               8,549        59          (13)
      Money market preferred stocks    10,984        --          (16)
                                      -------      ----        -----
                                      $51,331      $ 71        $(261)
                                      =======      ====        =====

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars: Gross Gross Carrying Unrecognized Unrecognized Fair Amount Gains Losses Value

                                          Gross        Gross
                            Carrying   Unregnized   Unrecognized    Fair
                             Amount       Gains        Losses       Value
                            --------   ----------   ------------   ------
Held to Maturity
   SEPTEMBER 30, 2007
      State and municipal    $9,139        $59          $ (9)      $9,189
                             ======        ===          ====       ======
   DECEMBER 31, 2006
      State and municipal    $4,543        $54          $(15)      $4,582
                             ======        ===          ====       ======

The carrying amount and fair value of securities by contractual maturity at September 30, 2007 are shown below, in thousands of dollars.

                                                   Held to Maturity
                             Available for sale   -----------------
                                   Fair           Carrying    Fair
                                   Value           Amount     Value
                             ------------------   --------   ------
Due in one year or less            $27,857         $2,191    $2,191
Due from one to five years          21,301          3,242     3,273
Due from five to ten years             554          2,781     2,797
Due after ten years                    700            925       928
                                   -------         ------    ------
                                   $50,412         $9,139    $9,189
                                   =======         ======    ======

LOANS

Net loans at September 30, 2007 increased $7.2 million from December 31, 2006. The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 2007 and December 31, 2006 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at

September 30, 2007 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 12.1% of total loans.

                                           September 30, 2007      December 31, 2006
                                         ---------------------   ---------------------
                                          Balance   % of total    Balance   % of total
                                         --------   ----------   --------   ----------
Portfolio loans:
   Residential real estate               $ 82,637      47.34%    $ 82,842      49.53%
   Consumer                                 9,379       5.37%       9,444       5.65%
   Commercial real estate                  69,678      39.92%      61,740      36.92%
   Commercial                              12,860       7.37%      13,208       7.90%
                                         --------     ------     --------     ------
                                          174,554     100.00%     167,234     100.00%
                                                      ======                  ======
   Deferred loan origination fees, net         (5)                     (6)
   Allowance for loan losses               (1,667)                 (1,498)
                                         --------                --------
   Loans, net                            $172,882                $165,730
                                         ========                ========

Loans held for sale were $205,000 at September 31, 2007 and $0 at December 31, 2006. Loans held for sale include loans closed as of the reporting period, but not yet sold on the secondary market. The Bank retains all servicing rights for loans sold.

Since December 31, 2006 commercial real estate mortgages have increased $7.9 million while other loan types remained stable or slightly lower than December
31. This is primarily due to a slow down in residential refinancing and a stronger emphasis by the bank on commercial lending. There has been no change in the bank's lending policies. The lending staff continues to be well-trained and experienced.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, follows:

                             2007     2006
                            ------   ------
Beginning balance           $1,498   $1,456
Provision for loan losses      206       90
Charge-offs                    (56)     (59)
Recoveries                      19       21
                            ------   ------
Ending balance              $1,667   $1,508
                            ======   ======

The Company had impaired loans of $784,000 during the first nine months of 2007 and no impaired loans during the first nine months of 2006.

The trend and volume of past due loans continues to be well-controlled and in line with peer averages. In response to the change in portfolio composition and loan growth management recorded a provision of $206,000 in the first nine months of 2007 and $90,000 in the first nine months of 2006.

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

                                 September 30,   December 31,
                                     2007            2006
                                 -------------   ------------
                                    (dollars in thousands)
Nonaccrual                           $  784          $ --
Loans past due 90 days or more          612           177
Troubled debt restructurings             --            --
                                     ------          ----
   Total nonperforming loans         $1,396          $177
                                     ======          ====
Percent of total loans                 0.81%         0.11%

At September 30, 2007, total nonperforming assets increased by $1.2 million from December 31, 2006. The Bank is closely monitoring and managing nonperforming loans. Nonaccrual loans increased to $784,000 since December 31, 2006. This amount is from five loans and is a combination of one that went on nonaccrual status in March 2007 and two loans that went on nonaccrual status in June 2007 and two that went on nonaccrual status in September 2007. Management reviews loans for impairment prior to placing them on nonaccrual status. Loans past due 90 days and still accruing are loans that management considers to be collectable, including accrued interest. The increase in nonperforming loans was primarily in residential and commercial loans and management believes the Bank is adequately reserved on these loans. Management fully expects that diligent servicing of these loans will minimize losses. Although uncertain overall economic conditions have negatively affected Michigan, the Company's marketplace remains relatively stable. The Company expects the amount of nonperforming loans to remain elevated into the foreseeable future, as the Bank works with these few customers who have felt the economic pressures of the overall Michigan economy. The Bank maintains an active loan collection process to mitigate loan losses. Loan quality is continually and systematically monitored and reviewed by management. Management is also monitoring the trends of delinquent loans. In addition to nonperforming loans, the Company has Other Real Estate Owned totaling $1.5 million as of September 30, 2007 as compared to $1 million at December 31, 2006. The Company has acquired these properties due to foreclosures or deeds in lieu of payment. Due to the increased emphasis in commercial lending, the bank has outsourced a loan review to occur in the fourth quarter of 2007. The Bank's ability to perform loan review internally has been difficult to achieve due to compliance with section 404 of Sarbanes Oxley and the personnel hours devoted to that task.

DEPOSITS

Deposits at September 30, 2007 increased $12.0 million since December 31, 2006. This increase is due, in part, to a deposit promotion the bank offered in the first quarter of 2007 and in part to the new branch location that opened in January 2007. The bank has also introduced a "Free Checking" product since the end of the second quarter 2007 in addition to several other demand deposit products in an effort to attract new customers. Interest-bearing deposits increased $10.1 million or 5.6% for the nine months ended September 30, 2007, while noninterest-bearing deposits increased $1.9 million or 4.7%. The Bank expects to continue this trend of offering deposit promotions as it sees opportunities to attract new customers.

LIQUIDITY AND FUNDS MANAGEMENT

The Company's balances of cash and cash equivalents increased $589,000 or 4.0%. During the nine month period ending September 30, 2007, $2.4 million in cash was provided by operating activities. Investing activities used $11.0 million during the nine months ended September 30, 2007, primarily due to loan funding and the purchase of securities and financing activities provided $9.1 million as a result of deposit growth.

As of September 30, 2007, the Company had $7.9 million in federal funds sold, $50.4 million in securities available for sale and $2.2 million in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 25.9% of total deposits as of September 30, 2007. The Company's liquidity position is adequate to respond to extensions of credit, short-term demand for funds caused by withdrawals from deposit accounts and for the payment of operating expenses.

Total equity of the Company at September 30, 2007 was $25.3 million compared to $25.0 million at December 31, 2006. The Company's equity including Risk Based Capital and Leverage Ratio are above the "Well Capitalized" status for regulatory guidelines.

RESULTS OF OPERATIONS

CNB Corporation's 2007 net income for the first nine months was $2.3 million, a decrease of $222,000 compared to 2006 results. This decrease in 2007 net income can be attributed to a one time gain on sale of a closed branch site to Walgreen's for $517,000 that occurred in June 2006. Basic and diluted earnings per share were $1.83 for 2007 compared to Basic and diluted earnings per share of $2.01 and $2.00 for 2006. Taking the one time event out of the calculations for 2006 basis and diluted earnings per share would have been $1.73. The Bank maintains a strong income by continuing to control costs as it closely monitors noninterest expenses. The Bank is also able to maintain a level net interest margin in a flat yield curve rate environment due to its core deposit base in addition to offering new noninterest bearing deposit account products. These low cost core deposits help control the Bank's interest expense.

The return on assets was 1.16% for the first nine months of the year versus 1.30% for the same period in 2006. The return on equity was 11.91% compared to 13.16% for the same period last year.

Net income for the three months ending September 30, 2007 was $831,000 compared to $794,000 for 2006. This was an increase of $37,000 or 4.7%. Basic and diluted earnings per share were $0.67 compared to $0.64 for 2006. The return on average assets was 1.29% compared to 1.23% for 2006. The return on average equity was 12.95% compared to 12.37% for 2006.

Interest income for the first nine months of 2007 was $12.2 million, an increase of $1.1 million or 10.4% compared to 2006 results. The majority of this increase can be attributed to the Company's loan growth.

Interest income for the quarter ending September 30, 2007 was $4.2 million compared to $3.9 million from the same period last year.

Interest expense for the first nine months of 2007 was $4.5 million, an increase of $1.1 million or 33.7% compared to 2006 results. This increase is attributable to not only growth in total deposits, but also the change in deposit mix as customer transfer money from their lower yielding savings account into higher yielding certificates of deposit. The Bank had also offered several higher than average rate deposit promotions in the first six months of 2007 in order to draw attention to our new branch location and to attract new customers.

Interest expense for the quarter ending September 30, 2007 was $1.5 million compared to $1.2 million for the same period last year. This increase is attributable to the same reasons as noted above for the year to date time period.

For the first nine months of 2007, net interest income was $7.7 million representing an increase of 0.2% from the same period in 2006. The fully taxable equivalent net interest margin increased to 4.41% for the nine month period ending September 30, 2007 compared to 4.40% for the same period ending September 30, 2006. This marginal change can be attributable to a flat interest rate environment during 2006 and so far in 2007.

In response to the change in the loan portfolio composition and loan growth, management recorded a provision expense of $206,000 in the first nine months in 2007 and $90,000 in the first nine months in 2006.

Noninterest income for the nine months ending September 30, 2007 was $1.3 million, a decrease of $373,000 or 23.0% from the same period last year. This change between the two periods is attributed, in part, due to a gain on the sale of premises and equipment in the amount of $517,000 in 2006 and in 2007 an increase in our per item NSF fee effective June 2006 and an Overdraft Privilege program that was introduced to our customers in the beginning of August 2006.

Noninterest income for the quarter ending September 30, 2007 and 2006 was $414,000. The noninterest income was the same amount and a similar mix for the two periods.

Noninterest expense for the first nine months of 2007 and 2006 was $5.6 million and $5.7 million, respectively. Although the noninterest expense remained at relatively the same level during the two periods, the expense mix did change slightly between the periods. The increase in occupancy expense can largely be attributed to increases in depreciation expense due to the purchase of new processing equipment in the second quarter of 2006 and a new branch facility in Alanson opened in January 2007. Hospitalization expense decreased due to a change in benefit coverage. Also, other expenses for 2006, includes $51,000 of expense due to the recognition of loss on sale or write-down of other real estate properties owned.

Noninterest expense for the quarter ending September 31, 2007 and 2006 were $1.9 million. Although the noninterest expense for the two periods was similar, the mix of the expense had some differences. The other expenses category in the third quarter of 2006 included $25,000 due to losses from Other Real Estate Owned properties. While the same period in 2007 saw a credit of $30,000 to other expenses due to a signing bonus paid for switching ATM/Debit card processing companies. The third quarter of 2007 also had increased occupancy expense due to additional expenses for property taxes with the completion of our new Alanson Branch and increased building, equipment and software maintenance expenses due to new facilities and equipment. The Bank continues to closely monitor noninterest expenses.

The provision for federal income tax was 27.2% of pretax income for the nine months ended September 30, 2007 as compared to 28.6% for the same period in 2006. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items. The effect of the future Michigan Business Tax as the replacement for the Michigan Single Business Tax has been calculation based on preliminary guidance to date. The effect of the new tax appears to provide the Company with similar tax level as the outgoing Single Business Tax.

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

ITEM 4-CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed summarized and reported within required time periods. Our Chief Executive Officer and Treasurer, who serves as the Company's CFO, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Corporation which is required to be included in our periodic reports filed under the Exchange Act.

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

None

ITEM 1A.-RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A
Part I of the Company's 2006 10K.

ITEM 2- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

                                                Total             Approximate
                                                number            dollar value
                                              of shares            of shares
                    Total      Average        purchased             that may
                  number of     price    as part of publicly      be purchased
                    shares    paid per        announced         under the plans
PERIOD            purchased     share     plans or programs       or programs
------            ---------   --------   -------------------   -----------------
                                                                   $1,000,000
July, 2007          9,000      $40.65           9,000              $  634,150
August, 2007        4,400      $40.40          13,400              $  456,390
September, 2007      None                      13,400              $  456,390
Total                                                              $  456,390

The Company adopted a Stock Redemption Plan on June 14, 2007 with the provision that it would remain in effect until $1 million had been expended on the purchase of common stock. As of September 30, 2007, the Company has $456,390 remaining to purchase stock.

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

     a.) Exhibits

     31.1   Certification of Chief Executive Officer

     31.2   Certification of Chief Financial Officer

     32.1   Certification pursuant to section 906 of the Sarbanes-Oxley Act of
            2002

     b.) Reports on Form 8-K

A Current Report on Form 8-K was filed on October 10, 2007, with an accompanying letter to shareholders, disclosing the Corporation's financial performance for the first nine months of 2007 and announcing the Corporations dividend declared.

A Current Report on Form 8-K was filed on October 17, 2007 announcing the fourth share repurchase under the Corporations stock repurchase plan.

A Current Report on Form 8-k was filed on October 23, 2007 announcing the firth share repurchase under the Corporations stock repurchase plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CNB Corporation
                                        (Registrant)


Date: November 8, 2007                  /s/ James C. Conboy, Jr.
                                        ----------------------------------------
                                        James C. Conboy, Jr.
                                        President and Chief Executive Officer


Date: November 8, 2007                  /s/ Susan A. Eno
                                        ----------------------------------------
                                        Susan A. Eno
                                        Executive Vice President

EXHIBIT INDEX

Number   Exhibit
------   -------
31.1     Certification of Chief Executive Officer
31.2     Certification of Chief Financial Officer
32.1     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002