Form 10-K
period 2007-12-31
CNB CORP /MI/
filed 2008-03-31
CIK 779125

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

                        Commission file number 033-00737

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
                                (Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act

                               Yes       No   X
                                   -----    -----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                               Yes       No   X
                                   -----    -----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   Large                                         Non-                  Smaller
accelerated            Accelerated            accelerated             reporting
 filer [ ]              filer [ ]              filer [ ]             company [X]
                                          (Do not check if a
                                           smaller reporting
                                               company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

                               Yes       No   X
                                   -----    -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was $ 49,579,880.

As of March 20, 2008 there were outstanding 1,214,419 shares of the registrant's common stock, $2.50 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant's annual report to security holders for fiscal year ended December 31, 2007 are incorporated by reference in Part I and
Part II of this report, and specified portions of the registrant's proxy statement for its annual meeting of shareholders to be held May 20, 2008 are incorporated by reference in Part III of this report.

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

The Bank's loan portfolio consists of over 48% residential real estate mortgages on both primary and secondary homes. The residential borrower base is very diverse and loan to value ratios are generally 80% or less. The Bank does not practice subprime lending and does not have any loans that it would consider to be subprime mortgage loans. Commercial loans accounts for approximately 47% of total loans. Commercial real estate lending, a part of commercial loans, has grown to represent 40% of total loans. These loans are generally for owner occupied properties with loan to value ratios of 80% or less. Personal guarantees are required on most commercial loans. Unsecured lending is very limited.

The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold its long term fixed rate residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation (FHLMC). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled approximately $75 million at December 31, 2007.

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

As of December 31, 2007, the Bank employed 80 full-time and 8 part-time employees. This compares to 75 full-time and 12 part-time employees as of December 31, 2006. Neither the Company nor CNB Mortgage Corporation has any full-time employees. Their operation and business are carried out by officers and employees of the Bank who are not compensated by the Company.

Disclosure relating to the Distribution of Assets, Liabilities and Stockholders'Equity; Interest rates and Interest differential is presented on pages 43-44 of Registrant's 2007 Annual Report which is incorporated herein by reference.

SECURITIES

The year end fair values and related gross unrealized gains and losses for securities available for sale, were as follows:

AVAILABLE FOR SALE

                                               Gross        Gross
                                    Fair    Unrealized   Unrealized
Available for Sale                 Value       Gains       Losses
------------------                -------   ----------   ----------
                                            (In thousands)
2007
   U.S. Government and agency     $12,304      $111        $  (1)
   Mortgage-backed                 10,238        39          (31)
   State and municipal              3,951        31           (2)
   Money market preferred stock    14,000        --           --
                                  -------      ----        -----
                                  $40,493      $181        $ (34)
                                  =======      ====        =====
2006
  U.S. Government and agency      $21,307      $  8        $(125)
  Mortgage-backed                  10,491         4         (107)
  State and municipal               8,549        59          (13)
  Money market preferred stock     10,984        --          (16)
                                  -------      ----        -----
                                  $51,331      $ 71        $(261)
                                  -------      ----        -----

The year end carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

HELD TO MATURITY

                                        Gross          Gross
                         Carrying   Unrecognized   Unrecognized    Fair
Held to Maturity          Amount        Gains         Losses       Value
----------------         --------   ------------   ------------   ------
                                          (In thousands)
2007
   State and municipal    $8,789        $118           $(25)      $8,882
                          ======        ====           ====       ======
2006
   State and municipal    $4,543        $ 54           $(15)      $4,582
                          ======        ====           ====       ======

Scheduled maturities of the fair value of securities available for sale and the carrying amount of held to maturity securities at December 31, 2007, were as follows:

                            Due in     Due from     Due from      Due
                           One year     One to      Five to    After ten
                            Or less   Five years   Ten years     Years      Total
                           --------   ----------   ---------   ---------   -------
                                                (In thousands)
U.S. Government and
   agency                  $ 5,545     $ 6,759      $   --      $   --     $12,304
Mortgage-backed                864       9,374          --          --      10,238
State and municipial         4,104       3,825       3,301       1,510      12,740
Money market prefd stock    14,000          --          --          --      14,000
                           -------     -------      ------      ------     -------
                           $24,513     $19,958      $3,301      $1,510     $49,282
                           =======     =======      ======      ======     =======
Yield                         5.39%       5.18%       6.64%       6.80%       5.43%
                           =======     =======      ======      ======     =======

The Company held securities exceeding 10% of shareholders' equity for the following states (including its political subdivisions) at December 31, 2007:

            Book     Fair
            Value    Value
           ------   ------
            (In thousands)
Michigan   $9,392   $9,437

LOANS

The following is a summary of loans at December 31:

                                        2007       2006       2005       2004       2003
                                      --------   --------   --------   --------   --------
                                                         (In thousands)
Residential real estate               $ 83,264   $ 82,842   $ 83,234   $ 83,364   $ 89,042
Consumer                                 8,709      9,444      9,922      8,699      9,660
Commercial real estate                  68,445     61,740     53,133     43,336     35,258
Commercial                              14,234     13,208     10,037      9,220      9,540
                                      --------   --------   --------   --------   --------
                                       174,652    167,234    156,326    144,619    143,500
Deferred loan origination fees, net        (28)        (6)        (8)       (11)       (15)
Allowance for loan losses               (1,670)    (1,498)    (1,456)    (1,350)    (1,575)
                                      --------   --------   --------   --------   --------
                                      $172,954   $165,730   $154,862   $143,258   $141,910
                                      ========   ========   ========   ========   ========

Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding excluding residential real estate and consumer loans at December 31, 2007, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity of changes in interest rates.

                                                    Total
                                               --------------
                                               (In thousands)
In one year or less                                $38,861
After one year but within five years:
   Interest rates are floating or adjustable            --
   Interest rates are fixed or predetermined        39,711
After five years:
   Interest rates are floating or adjustable            --
   Interest rates are fixed or predetermined         4,107
                                                   -------
                                                   $82,679
                                                   =======

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

                                  2007     2006     2005     2004     2003
                                 ------   ------   ------   ------   ------
                                           (Dollars in thousands)
Balance at beginning of period   $1,498   $1,456   $1,350   $1,575   $1,669
Less charge-offs:
   Residential real estate           57        2       --       33        8
   Consumer                          59       63       28       43       98
   Commercial real estate            --       --       --       --       --
   Commercial                        10       39       --      166       --
                                 ------   ------   ------   ------   ------
Total charge-offs:                  126      104       28      242      106
Recoveries:
   Residential real estate            5        6        7        1        1
   Consumer                          16       19        7        8       11
   Commercial real estate            --       --       --       --       --
   Commercial                         2        1       --        8       --
                                 ------   ------   ------   ------   ------
Total recoveries                     23       26       14       17       12
                                 ------   ------   ------   ------   ------
Net charge-offs                     103       78       14      225       94
                                 ------   ------   ------   ------   ------
Provision charged to expense        275      120      120       --       --
                                 ------   ------   ------   ------   ------
Allowance for loan losses,
   end of period                 $1,670   $1,498   $1,456   $1,350   $1,575
                                 ======   ======   ======   ======   ======

                                      2007       2006       2005       2004       2003
                                    --------   --------   --------   --------   --------
                                                   (Dollars in thousands)
Total loans outstanding at end
   of period                        $174,652   $167,234   $156,326   $144,619   $143,500
Average loans outstanding for
   the year                         $172,144   $163,146   $149,681   $143,800   $146,330
Ratio of net charge-offs to daily
   average loans outstanding            0.06%      0.05%      0.01%      0.16%      0.06%
Ratio of net charge-offs to total
   loans outstanding                    0.06%      0.05%      0.01%      0.16%      0.07%

The allocation of the allowance for loan losses for the years ended December 31 is:

                        Residential               Commercial
                        Real Estate   Consumer   Real Estate   Commercial   Unallocated    Total
                        -----------   --------   -----------   ----------   -----------   ------
                                                 (Dollars in thousands)
2007 Allowance amount      $ 446        $ 97       $ 814          $268         $   45     $1,670
   % of Total loans         47.7%        5.0%       39.2%          8.1%                    100.0%
2006 Allowance amount      $ 437        $ 98       $ 655          $228         $   80     $1,498
   % of Total loans         49.5%        5.7%       36.9%          7.9%                    100.0%
2005 Allowance amount      $ 299        $ 35       $ 829          $163         $  130     $1,456
   % of Total loans         53.2%        6.3%       34.0%          6.5%                    100.0%
2004 Allowance amount      $ 223        $ 39       $ 118          $ 74         $  896     $1,350
   % of Total loans         57.6%        6.0%       30.0%          6.4%                    100.0%
2003 Allowance amount      $ 258        $ 48       $  88          $ 49         $1,132     $1,575
   % of Total loans         62.1%        6.7%       24.6%          6.6%                    100.0%

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

The following is a summary of nonaccrual, past due and restructured loans as of December 31:

                                  2007    2006   2005   2004    2003
                                 ------   ----   ----   ----   -----
                                            (In thousands)
Nonaccrual loans                 $  831   $ --   $ --   $ --    $ --
Loans past due 90 days or more      387    177    255    674     408
Troubled debt restructurings         --     --     --     --      --
                                 ------   ----   ----   ----    ----
                                 $1,218   $177   $255   $674    $408
                                 ======   ====   ====   ====    ====

DEPOSITS

The following table presents the remaining maturity of time deposits individually exceeding $100,000 at December 31, 2007. Dollars are reported in thousands.

3 Months or less                  $ 5,926
Over 3 Months to 6 Months           3,451
Over 7 Months through 12 Months     5,457
Over 12 Months                     10,669
                                  -------
                                  $25,503
                                  =======

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included in page 1 of Registrant's 2007 Annual Report, which is incorporated herein by reference.

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

An analysis of the Bank's regulatory capital requirements at December 31, 2007 is presented on page 29 of the Registrant's 2007 Annual Report in Note 14 Regulatory Capital to the Company's consolidated financial statements, which is incorporated herein by reference.

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

WE RELY HEAVILY ON OUR MANAGEMENT AND OTHER KEY PERSONNEL, AND THE LOSS OF ANY OF THEM MAY ADVERSELY EFFECT OUR OPERATIONS.

We are and will continue to be dependent upon the services of our management team, including our President and Chief Executive Officer, our Senior Vice President, and our other senior managers and commercial lenders. Losing one or more key members of the management team could adversely affect our operations.

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

The Company is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002 as well as new rules and regulations adopted by the Commission and the Public Company Accounting Oversight Board. In particular, unless extended, the Company will be required to include external auditor reports on the effectiveness of internal controls over financial reporting as part of its annual report on Form 10-K for the year ended December 31, 2008, pursuant to Section 404 of the Sarbanes-Oxley Act. Management is already required to report on the effectiveness of internal controls for the year ended December 31, 2007. The Company expects to continue to spend significant amounts of time and money on compliance with these rules.

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

and East Side drive-in, 816 East State Street, Cheboygan. During 2006 the Bank constructed a new facility in Littlefield Township just south of Alanson, Emmet County. The new facility was opened in January 2007 and is located at 8011 S. US 31, Alanson. All properties are owned by the Bank free of any mortgages or encumbrances but for the Littlefield Township property upon which there is a purchase money mortgage which was entered into to accommodate the seller.

ITEM 3-LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings other than the routine litigation that is incidental to the business of banking.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the fourth quarter of 2007.

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

The information detailing the range of high and low selling prices of known transactions for the Company's common stock and cash dividends declared for each full quarterly period within the two most recent fiscal years can be found under the caption "Financial Highlights" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2007, which is hereby incorporated by reference.

The information which indicates the amount of common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 8 on page 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2007, which is hereby incorporated by reference.

There are approximately 1,017 shareholders of record of common stock of the Company as of January 31, 2008.

During 2007 and 2006, the Company declared regular dividends of $1.68 per share plus a special dividend of $0.60 per share. The information detailing the cash dividends declared within the two most recent fiscal years can be found under the caption "Financial Highlights" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2007, which is hereby incorporated by reference. These have resulted in a dividend payout ratio averaging 86.1% for the past three years.

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

ITEM 6-SELECTED FINANCIAL DATA

The information required by this item is included on Page 1 under the caption "Financial Highlights" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2007, which is hereby incorporated by reference.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included on pages 35 through 47 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2007, which is hereby incorporated by reference.

ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included on pages 40 through 41 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2007, which is hereby incorporated by reference.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is included on pages 2 through 32 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2007, which is hereby incorporated by reference.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In February 2007, the Company announced that the Board of Directors, upon recommendation of its Audit Committee, dismissed Crowe Chizek and Company LLC the Company's independent auditors, and engaged Plante & Moran, PLLC to serve as the Company's independent auditors for the fiscal year ending December 31, 2007. For more information, see the Company's current report on Form 8-K/A, filed with the SEC on March 1, 2007.

ITEM 9A (T) -CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The management of CNB Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. CNB Corporation's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of its financial statements.

Management of CNB Corporation assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company's accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. It meets quarterly with management and the internal auditor and periodically with the independent auditors to ensure that they are carrying out their responsibilities. The independent auditors and the internal auditor have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

LIMITATIONS OF THE EFFECTIVENESS OF INTERNAL CONTROLS

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective, provide only reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B-OTHER INFORMATION

None.

PART III

ITEM 10-DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is included under the captions "Information about Director Nominees," "Committees and Meetings of the Board of Directors," "Code of Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 2008, which is hereby incorporated by reference.

Information about the executive officers of the Corporation is set forth below.

Name and Age                Position
------------                --------
Vincent J. Hillesheim, 57   Chairman of the Corporation and Citizens National
                            Bank of Cheboygan. Mr. Hillesheim was elected
                            Chairman in 2006.

Susan A. Eno, 53            Chief Executive Officer and President of the
                            Corporation and Citizens National Bank of Cheboygan.
                            Ms. Eno has been an officer of the Corporation since
                            1996 and an employee of the Bank since 1971. She has
                            been in her current position since January 1, 2008
                            and was in her previous position as Executive Vice
                            President and Secretary of the Corporation and
                            Executive Vice President and Cashier of Citizens
                            National Bank of Cheboygan for more than 11 years.

Douglas W. Damm, 54         Senior Vice President of the Corporation and
                            Citizens National Bank of Cheboygan. Mr. Damm has
                            been an officer of the Corporation since 2003 and an
                            employee of the Bank since 1987. He has been in his
                            current position for more than 20 years and has 29
                            years experience in the banking business.

Shanna L. Hanley, 30        Treasurer of the Corporation; Vice President and
                            Senior Controller of Citizens National Bank of
                            Cheboygan. Ms. Hanley joined the Bank during 2005.

ITEM 11-EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Compensation Discussion and Analysis" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 2008, which is hereby incorporated by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption "Ownership of Common Stock" of the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 2008, which is hereby incorporated by reference.

The information required by this item is included under the caption "Securities Authorized for Issuance Under Equity Compensation Plan Information" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 2008, which is hereby incorporated by reference.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 2008, which is hereby incorporated by reference.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption "Independent Auditors" in the Company's proxy statement for the annual meeting of shareholders scheduled for May 20, 2008, which is hereby incorporated by reference.

PART IV

ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements, notes to financial statements and independent report of CNB Corporation and its subsidiary are referenced in Item 8 of this report and are hereby incorporated by reference:

     Consolidated Balance Sheets-December 31, 2007 and 2006.

     Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005.

     Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005.

     Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

     Notes to Consolidated Financial Statements.

     Report of Independent Registered Public Accounting Firm dated March 28,
     2008.

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

          (11) Statement regarding computation of per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 2007, which are included in the annual report to shareholders for the year ended December 31, 2007 which is filed as Exhibit 13 to the Company's Form 10-K for the fiscal year ended December 31, 2007, and hereby incorporated by reference.

          (13) Annual report to shareholders for the year ended December 31, 2007. (filed herewith).

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

CNB CORPORATION
(Registrant)

Date: March 27, 2008


/s/ Susan A. Eno
----------------------------------------
Susan A. Eno
President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2008.



/s/ Steven J. Baker              /s/ Kathleen A. Lieder           /s/ Douglas W. Damm
------------------------------   ------------------------------   ------------------------------
Steven J. Baker                  Kathleen A. Lieder               Douglas W. Damm
Director                         Director                         Senior Vice President


/s/ James C. Conboy, Jr.         /s/ John L. Ormsbee              /s/ Shanna L. Hanley
------------------------------   ------------------------------   ------------------------------
James C. Conboy, Jr.             John L. Ormsbee                  Shanna L. Hanley
Director                         Director                         Treasurer (Principal Financial
                                                                  Officer)


/s/ Kathleen M. Darrow           /s/ R. Jeffery Swadling
------------------------------   ------------------------------
Kathleen M. Darrow               R. Jeffery Swadling
Director                         Director


/s/ Thomas J. Ellenberger        /s/ Francis J. VanAntwerp, Jr.
------------------------------   ------------------------------
Thomas J. Ellenberger            Francis J. VanAntwerp, Jr.
Director                         Director


/s/ Vincent J. Hillesheim        /s/ Susan A. Eno
------------------------------   ------------------------------
Vincent J. Hillesheim            Susan A. Eno
Director                         Director (Bank Only)
Chairman                         President and Chief Executive
                                 Officer

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

(11) Statement regarding computation per share earnings. This information is disclosed in Note 10 to the Company's Financial Statements for the year ended December 31, 2007 contained in is annual report to shareholders for the year ended December 31, 2007. (filed herewith)

(13) Annual report to shareholders for the year ended December 31, 2007. (filed herewith)

(21) Subsidiaries of the Company. (filed herewith)

(23) Consent of Independent Registered Public Accounting firm. (filed herewith)

(31.1) Certification of Chief Executive Officer. (filed herewith)

(31.2) Certification of Chief Financial Officer. (filed herewith)

(32.1) Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)