Form 10-Q
period 2008-03-31
CNB CORP /MI/
filed 2008-05-15
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2008

                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ______ to ______

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

     Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 or the Exchange Act.

        Large accelerated filer [ ]                Accelerated filer         [ ]
        Non-accelerated filer   [ ]                Smaller reporting company [X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

     Yes [ ] No [X]

As of May 7, 2008 there were 1,213,632 shares of the issuer's common stock outstanding.

CNB CORPORATION
Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Condensed):

   Consolidated Balance Sheets - March 31, 2008 and December 31,
      2007 ...........................................................         3

   Consolidated Statements of Income -
      Three Months Ended March 31, 2008 and 2007 .....................         4

   Consolidated Statements of Cash Flows - Three Months Ended March
      31, 2008 and 2007 ..............................................         5

   Notes to Consolidated Financial Statements ........................     6 - 9

Item 2 - Management's Discussion and Analysis of Financial Condition
   and Results of Operations .........................................   10 - 14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk ..        14

Item 4T - Controls and Procedures ....................................   14 - 15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ...........................................        15

Item 1A - Risk Factors ...............................................        15

Item 2 - Unregistered Sales of Equity Securities and Use of
   Proceeds ..........................................................        15

Item 3 - Defaults Upon Senior Securities .............................        16

Item 4 - Submission of Matters to a Vote of Security Holders .........        16

Item 5 - Other Information ...........................................        16

Item 6 - Exhibits and Reports on Form 8-K ............................        16

Signatures ...........................................................        16

Exhibit Index ........................................................        17

PART I - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

                                                       March 31,    December 31,
                                                          2008          2007
                                                      -----------   ------------
                                                      (Unaudited)
ASSETS
Cash and due from banks                                $  5,660       $  8,844
Interest-bearing deposits with other
   financial institutions                                 5,020             --
Federal funds sold                                       19,635          8,428
                                                       --------       --------
      Total cash and cash equivalents                    30,315         17,272
Securities available for sale                            33,680         40,493
Securities held to maturity (market value
   of $8,630 in 2008 and $8,882 in 2007)                  8,463          8,789
Other securities                                          1,008          1,008
Loans, held for sale
                                                          1,156            150
Loans, net of allowance for loan losses
   of $1,795 in 2008 and $1,670 in 2007                 173,247        172,804
Premises and equipment, net                               6,233          6,353
Other assets                                              8,246          8,324
                                                       --------       --------
      Total assets                                     $262,348       $255,193
                                                       ========       ========

LIABILITIES
Deposits
   Noninterest-bearing                                 $ 34,828       $ 37,984
   Interest-bearing                                     197,904        187,042
                                                       --------       --------
      Total deposits                                    232,732        225,026
Other liabilities                                         5,092          5,767
                                                       --------       --------
      Total liabilities                                 237,824        230,793

SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
   authorized; and 1,213,632 shares
   issued and outstanding in 2008 and 2007                3,034          3,034
Additional paid-in capital                               19,509         19,509
Retained earnings                                         2,486          2,528
Accumulated other comprehensive loss, net of tax
                                                           (505)          (671)
                                                       --------       --------
      Total shareholders' equity                         24,524         24,400
                                                       --------       --------
         Total liabilities and shareholders' equity    $262,348       $255,193
                                                       ========       ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                              Three months ended
                                                   March 31,
                                              ------------------
                                                 2008      2007
                                              ---------   ------
                                                  (Unaudited)
INTEREST INCOME
   Loans, including fees                       $3,122     $3,132
   Securities
      Taxable                                     497        427
      Tax exempt                                  132        127
   Other interest income                          137        243
                                               ------     ------
         Total interest income                  3,888      3,929
INTEREST EXPENSE ON DEPOSITS                    1,345      1,468
                                               ------     ------
NET INTEREST INCOME                             2,543      2,461
Provision for loan losses                         431         69
                                               ------     ------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                              2,112      2,392
                                               ------     ------
NONINTEREST INCOME
   Service charges and fees                       279        273
   Net realized gains from sales of loans          37         18
   Loan servicing fees, net of amortization        23         31
   Other income                                    61         58
                                               ------     ------
         Total noninterest income                 400        380
NONINTEREST EXPENSES
   Salaries and employee benefits                 966        914
   Deferred compensation                           86         81
   Pension                                         29         35
   Hospitalization                                154        114
   Occupancy                                      292        311
   Supplies                                        41         52
   Legal and professional                          87        105
   Other expenses                                 288        277
                                               ------     ------
         Total noninterest expense              1,943      1,889
                                               ------     ------
INCOME BEFORE INCOME TAXES                        569        883
Income tax expense                                102        253
                                               ------     ------
NET INCOME                                     $  467     $  630
                                               ======     ======
TOTAL COMPREHENSIVE INCOME                     $  634     $  728
                                               ======     ======
Return on average assets (annualized)            0.72%      0.98%
Return on average equity (annualized)            7.55%      9.97%
Basic earnings per share                       $ 0.38     $ 0.51
Diluted earnings per share                     $ 0.38     $ 0.51
Dividends declared per share                   $ 0.42     $ 0.42

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

                                                                     Three months
                                                                   ended March 31,
                                                                  -----------------
                                                                    2008      2007
                                                                  -------   -------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                     $   467   $   630
   Adjustments to reconcile net income to net cash
      from operating activities
      Depreciation, amortization and accretion, net                   159       212
      Provision for loan losses                                       431        69
      Loans originated for sale                                    (3,034)   (2,878)
      Proceeds from sales of loans originated for sale              1,893       898
      Gain on sales of loans                                          (37)      (18)
      (Increase) decrease in other assets                             184      (242)
      Increase in other liabilities                                    49       264
                                                                  -------   -------
         Total adjustments                                           (355)   (1,695)
                                                                  -------   -------
            Net cash (used in) provided by operating activities       112    (1,065)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale        8,810     9,742
   Purchase of securities available for sale                       (1,770)   (4,994)
   Proceeds from maturities of securities held to maturity            415       522
   Purchase of securities held to maturity                            (89)     (511)
   Net change in portfolio loans                                     (894)      556
   Premises and equipment expenditures                                (14)     (111)
                                                                  -------   -------
            Net cash provided by investing activities               6,458     5,204
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                         7,706     8,817
   Dividends paid                                                  (1,233)   (1,262)
                                                                  -------   -------
            Net cash provided by financing activities               6,473     7,555
                                                                  -------   -------
Net change in cash and cash equivalents                            13,043    11,694
Cash and cash equivalents at beginning of year                     17,272    14,812
                                                                  -------   -------
Cash and cash equivalents at end of period                        $30,315   $26,506
                                                                  =======   =======
Cash paid during the period for:
   Interest                                                       $ 1,328   $ 1,441
   Income taxes                                                        --        48
Non-cash transactions:
   Transfer from loans to other real estate owned                     170       217

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 1-Basis of Presentation

The consolidated financial statements include the accounts of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation. All significant intercompany accounts and transactions are eliminated in the consolidation process. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the CNB Corporation's Form 10-K for the year ended December 31, 2007.

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

Fair Value

The following tables present information about the Company's assets measured at fair value on a recurring basis at March 31, 2008, and the valuation techniques used by the Company to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the company has the ability to access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company's assessment of the significance of particular inputs to these fair value measurements required judgment and considers factors specific to each asset or liability.

Disclosures concerning assets measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31,
                           2008 (dollars in thousands)

                                                                Significant
                                            Quoted Prices in       Other
                                           Active Markets for   Observable       Significant
                                            Identical Assets       Inputs       Unobservable       Balance at
                                                (Level 1)        (Level 2)    Inputs (Level 3)   March 31, 2008
                                           ------------------   -----------   ----------------   --------------
ASSETS
Investment securities-available-for-sale         $17,132            $--            $16,548           $33,680

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring
                          Basis (dollars in thousands)

                                                   Investment
                                                  securities-
                                                   available-
                                                   for-sale
                                                  -----------
BALANCE AT DECEMBER 31, 2007                        $17,923
   Total realized and unrealized gains (losses)
      included in income                                 --
   Total unrealized gains (losses) included in
      other comprehensive income                         65
   Net purchases, sales, calls and maturities        (1,440)
   Net transfers in/out of Level 3                       --
                                                    -------
BALANCE AT MARCH 31, 2008                           $16,548
                                                    =======

Available-for-sale investment securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities and money market preferred securities. The Company estimates the fair value of these assets based on the present value of expected future cash flows using management's best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

     Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2008
                             (dollars in thousands)

                                              Prices in
                                                Active
                                               Markets    Significant
                                                 for         Other                          Total Losses
                                  Balance     Identical    Observable      Significant     for the Period
                               at March 31,     Assets       Inputs       Unobservable       Ended March
                                   2008       (Level 1)    (Level 2)    Inputs (Level 3)      31, 2008
                               ------------   ---------   -----------   ----------------   --------------
ASSETS
Impaired loans accounted for
   under FAS 114                   $100                                       $100              $209

Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The losses for the period ending March 31, 2008 represents charge-offs of loan balances written down through the allowance for loan losses.

Other assets, including bank-owned life insurance and intangible assets are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non-financial instruments. Accordingly, these assets have been omitted from the above disclosures.

Stock Options

The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended March 31, 2008 and 2007.

Due to the plan end date, there are no options available for grant as of March 31, 2008 and 2007.

Information about options outstanding and options exercisable follows:

                                                        Weighted
                                           Weighted     Average
                                            Average    Remaining    Aggregate
                               Options     Exercise   Contractual   Intrinsic
                             Outstanding     Price        Term        Value
                             -----------   --------   -----------   ---------
Balance at January 1, 2008     23,438       $49.00
   Options exercised               --           --
   Options forfeited           (6,294)       40.62
                               ------
Balance at March 31, 2008      17,144       $52.09     3.0 years       $--
                               ======

There were no options exercised during the three months ended March 31, 2008 and 2007 therefore the aggregate intrinsic value of options exercised was $0 for both periods. There were no shares vested for the same periods. Also, there was no cash received or tax benefits realized from option exercises during the same periods

There have been no significant changes in the Company's critical accounting policies since December 31, 2007.

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three month period ending March 31, 2008 the weighted average shares outstanding in calculating basic and diluted earnings per share was 1,213,632. As of March 31, 2008 all of the 17,144 outstanding share options were not considered in the earnings per share calculation because they were antidilutive. For the three month period ending March 31, 2007 the weighted average shares outstanding in calculating basic earnings per share were 1,239,511 while the weighted average number of shares for diluted earnings per share was 1,240,485.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three month period ending March 31, 2008.

CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in fact and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities. The Company's critical accounting policies are described in the Management Discussion and Analysis section of its 2007 Annual Report.

FINANCIAL CONDITION

As of March 31, 2008 total assets of the company were $262.3 million which represents an increase of $7.2 million or 2.8% from December 31, 2007. The Company recognized a marginal increase in the loan portfolio of $1.6 million or 0.9% while deposits increased $7.7 million.

SECURITIES

The securities portfolio decreased $7.1 million since December 31, 2007. The available for sale portfolio decreased to 78.1% of the investment portfolio down from 80.5% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                                   Gross        Gross
                                        Fair    Unrealized   Unrealized
                                       Value       Gains       Losses
                                      -------   ----------   ----------
Available for Sale
   MARCH 31, 2008
      U.S. Government agency          $ 6,230      $150         $ --
      Mortgage-backed                  10,902       183           --
      State and municipal               4,648        67           (1)
      Money market preferred stocks    11,900        --           --
                                      -------      ----         ----
                                      $33,680      $400         $ (1)
                                      =======      ====         ====
   DECEMBER 31, 2007
      U.S. Government agency          $12,304      $111         $ (1)
      Mortgage-backed                  10,238        39          (31)
      State and municipal               3,951        31           (2)
      Money market preferred stocks    14,000        --           --
                                      -------      ----         ----
                                      $40,493      $181         $(34)
                                      =======      ====         ====

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

                                           Gross          Gross
                            Carrying   Unrecognized   Unrecognized    Fair
                             Amount        Gains         Losses       Value
                            --------   ------------   ------------   ------
Held to Maturity
   MARCH 31, 2008
      State and municipal    $8,463        $179           $(12)      $8,630
                             ======        ====           ====       ======
   DECEMBER 31, 2007
      State and municipal    $8,789        $118           $(25)      $8,882
                             ======        ====           ====       ======

The carrying amount and fair value of securities by contractual maturity at March 31, 2008 are shown below, in thousands of dollars.

                             Available   Held to Maturity
                              for sale   -----------------
                                Fair     Carrying     Fair
                               Value      Amount     Value
                             ---------   --------   ------
Due in one year or less       $ 5,801     $2,502    $2,516
Due from one to five years     26,649      2,319     2,417
Due from five to ten years        556      2,712     2,775
Due after ten years               674        930       922
                              -------     ------    ------
                              $33,680     $8,463    $8,630
                              =======     ======    ======

LOANS

Net loans at March 31, 2008 increased $293,000 from December 31, 2007. The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 2008 and December 31, 2007 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at March 31, 2008 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 12.9% of total loans.

                                             March 31, 2008        December 31, 2007
                                         ---------------------   ---------------------
                                          Balance   % of total    Balance   % of total
                                         --------   ----------   --------   ----------
Portfolio loans:
   Residential real estate               $ 81,862      46.75%    $ 83,264      47.67%
   Consumer                                 8,369       4.78%       8,709       4.99%
   Commercial real estate                  71,276      40.71%      68,445      39.19%
   Commercial                              13,581       7.76%      14,234       8.15%
                                         --------     ------     --------     ------
                                          175,088     100.00%     174,652     100.00%
                                                      ======                  ======
   Deferred loan origination fees, net        (46)                    (28)
   Allowance for loan losses               (1,795)                 (1,670)
                                         --------                --------
   Loans, net                            $173,247                $172,954
                                         ========                ========

ALLOWANCE AND PROVISION FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, follows:

                             2008     2007
                            ------   ------
Beginning balance           $1,670   $1,498
Provision for loan losses      431       69
Charge-offs                   (316)     (24)
Recoveries                      10        8
                            ------   ------
Ending balance              $1,795   $1,551
                            ======   ======

Since December 31, 2007 commercial real estate mortgages have increased $2.8 million while consumer mortgages have decreased $1.4 million. This is primarily due to in house mortgages being refinanced with mortgages that are sold in the secondary market and the Bank's continued stronger emphasis on commercial lending. In response to the change in portfolio composition, loan growth, change in asset quality and other general economic factors management substantially increased the recording of its loan loss provision compared to previous years to $431,000 in the first three months of 2008 and $69,000 in the first three months of 2007. The amount of provisions for loan losses recognized by the Company is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.

CREDIT QUALITY

At the May 8, 2008 Board of Directors meeting, the Board approved changes to the Bank's loan policy to improve and clarify the Bank's lending practices. The lending staff continues to be well-trained and experienced. The Company has experienced a continued decrease in the quality of its loan portfolio as a result of continued deterioration of the Michigan economy. The Company maintains an acceptable level of asset quality as a result of actively managing delinquencies, nonperforming assets and potential loan problems. The Company performs an ongoing review of all large credits to watch for any deterioration in quality. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans in (1) above); and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate amount of nonperforming loans is shown in the table below.

                                 March 31,   December 31,
                                    2008         2007
                                 ---------   ------------
                                  (dollars in thousands)
Nonaccrual                        $1,851        $  831
Loans past due 90 days or more       171           387
Troubled debt restructurings       1,470            --
                                  ------        ------
   Total nonperforming loans      $3,492        $1,218
                                  ======        ======
Percent of total loans              2.02%         0.70%

At March 31, 2008, total nonperforming assets increased by $2.3 million from December 31, 2007. The Bank is closely monitoring and managing nonperforming loans. Nonaccrual loans increased to $1.0 million since December 31, 2007. Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest. The increase in non-performing loans was due to deteriorating credit quality, more effective problem loan identification and tightening credit management practices. Uncertain local economic conditions also contributed to the weakness in credit quality.

The Company had 46 problem loans that were reviewed for impairment totaling $8.4 million as of March 31, 2008. 25 of the 46 loans were considered impaired and have a valuation allowance against loss potential. The balance of these 25 loans at March 31, 2008 totaled $3.7 million and the valuation allowance was $756,000.

Because of the continuing efforts to identify and analyze the overall amount of credit risk in the Company's loan portfolio, the Company expects the level of non-performing loans to remain at current levels or increase throughout the remainder of 2008. The Bank believes it is adequately reserved on these loans.

DEPOSITS

Deposits at March 31, 2008 increased $7.7 million since December 31, 2007. This increase is due, in part, to the new branch location that opened in January 2007 and regular deposit seasonality. The Bank continues to grow deposits in its new Alanson market. Interest-bearing deposits increased $10.9 million or 5.8% for the three months ended March 31, 2008, while noninterest-bearing deposits decreased $3.2 million or 8.3%. This change in the deposit mix can be attributed to the changing rate environment as customer's withdrawal non-interest bearing money for deposit into certificates of deposit.

LIQUIDITY AND FUNDS MANAGEMENT

The Company maintains an adequate liquidity position in order to respond to extensions of credit, the short-term demand for funds caused by withdrawals from deposit accounts, and for the payment of operating expenses. Maintaining adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash - and access to additional sources of funds. If necessary, additional sources of funds include Federal Home Loan Bank advances and lines of credit with correspondent banks. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. The company does not rely on borrowings for sources of liquidity. Liquidity management is both a daily and long-term function of business management. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments and loans. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company's balances of cash and cash equivalents increased $13.0 million or 75.5%. During the three month period ending March 31, 2008, $112,000 in cash was provided by operating activities. Investing activities provided $6.5 million during the three months ended March 31, 2008, primarily due to proceeds of maturing securities and financing activities provided $6.5 million.

As of March 31, 2008, the Company had $19.6 million in federal funds sold, $33.7 million in securities available for sale and $2.5 million in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 24.0% of total deposits as of March 31, 2008.

Total equity of the Company at March 31, 2008 was $24.5 million compared to $24.4 million at December 31, 2007.

RESULTS OF OPERATIONS

CNB Corporation's 2008 net income for the first three months was $467,000, a decrease of $163,000 compared to 2007 results. This decrease in net income can be attributed mostly to additional expense in the provision for loan loss. As credit quality has decreased and the local economy has seen a downturn, the Company is taking actions to make sure it is adequately reserved against future possible losses. Basic and diluted earnings per share were $0.38 for 2008 compared to $0.51 for 2007. The return on assets was .72% for the first three months of the year versus .98% for the same period in 2007. The return on equity was 7.55% compared to 9.97% for the same period last year.

For the first three months of 2008, net interest income was $2.5 million representing an increase of 3.3% from the same period in 2007. The fully taxable equivalent net interest margin increased to 4.37% for the three month period ending March 31, 2008 compared to 4.33% for the same period ending March 31, 2007. This change can be attributable to the interest rate environment which has caused a decrease in interest expense as rates paid on deposit accounts decrease due to the fact that they reprice faster than our interest earning assets.

In response to the change in the loan portfolio composition, loan growth and change in asset quality, management recorded a provision expense of $431,000 in the first three months in 2008 and $69,000 in the first three months in 2007.

Noninterest income for the three months ending March 31, 2008 was $400,000, an increase of $20,000 or 5.3% from the same period last year. This change between the two periods is attributed, in part, due to an increase in mortgage loan activity that is sold in the secondary market thus increasing our gains on the sales of these loans as compared to the same period last year.

Noninterest expense for the first three months of 2008 and 2007 was $1.9 million. Although the noninterest expense remained at the same level during the two periods, the expense mix did change between the periods. Salaries and employee benefits increased due to the addition of officer level employees and hospitalization increased due to increased premiums. The decrease in occupancy expense can largely be attributed to seasoned assets becoming fully depreciated and not requiring additional deprecation expense.

The provision for federal income tax was 17.9% of pretax income for the three months ended March 31, 2007 as compared to 28.7% for the same period in 2007. The difference between the tax rates for the two periods is due, in part, to an increased concentration of tax favorable investments. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2007 Management Discussion and Analysis appearing in the December 31, 2007 10K.

ITEM 4 T -CONTROLS AND PROCEDURES

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

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

None

ITEM 1A.-RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A
Part I of the Company's 2007 10K.

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

     a.) Exhibits

     31.1 Certification of Chief Executive Officer

     31.2 Certification of Chief Financial Officer

     32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of
          2002

     b.) Reports on Form 8-K

A Current Report on Form 8-K was filed on April 10, 2008, with an accompanying letter to shareholders, disclosing the Corporation's financial performance for the first three months of 2008 and board approved dividend.

A Current Report of Form 8-K was filed on May 15, 2008 with an accompanying letter to shareholders, disclosing the Corporation's restated financial performance for the first three months of 2008.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CNB Corporation
                                        (Registrant)


                                        /s/ Susan A. Eno
Date: May 15, 2008                      ----------------------------------------
                                        Susan A. Eno
                                        President and Chief Executive Officer


                                        /s/ Douglas W. Damm
Date: May 15, 2008                      ----------------------------------------
                                        Douglas W. Damm
                                        Senior Vice President

EXHIBIT INDEX

Number   Exhibit
------   -------
31.1     Certification of Chief Executive Officer
31.2     Certification of Chief Financial Officer
32.1     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002