Form 10-Q
period 2008-06-30
CNB CORP /MI/
filed 2008-08-14
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2008

                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period __________ to __________

                           Commission file # 033-00737

                                 CNB CORPORATION
             (Exact name of registrant as specified in its charter)

                 Michigan                                         38-2662386
     (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                         Identification No.)

303 North Main Street, Cheboygan Michigan                           49721
 (Address of principal executive offices)                         (Zip Code)

                                 (231) 627-7111
              (Registrant's telephone number, including area code)

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

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

     Yes [ ] No [X]

As of August 7, 2008 there were 1,213,611 shares of the issuer's common stock outstanding.

CNB CORPORATION
Index

PART I -  FINANCIAL INFORMATION
Item 1 -  Financial Statements (Condensed):
          Consolidated Balance Sheets - June 30, 2008 and December
             31, 2007.................................................         3
          Consolidated Statements of Income -
             Six Months Ended June 30, 2008 and 2007 .................         4
          Consolidated Statements of Cash Flows - Six Months Ended
             June 30, 2008 and 2007...................................         5
          Notes to Consolidated Financial Statements..................     6 - 8
Item 2 -  Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................   9  - 14
Item 3 -  Quantitative and Qualitative Disclosures About Market
             Risk.....................................................        14
Item 4T - Controls and Procedures.....................................   14 - 16

PART II - OTHER INFORMATION
Item 1 -  Legal Proceedings...........................................        15
Item 1A - Risk Factors................................................        15
Item 2 -  Unregistered Sales of Equity Securities and Use of
             Proceeds.................................................        15
Item 3 -  Defaults Upon Senior Securities.............................        15
Item 4 -  Submission of Matters to a Vote of Security Holders.........        15
Item 5 -  Other Information...........................................        16
Item 6 -  Exhibits and Reports on Form 8-K............................        16

Signatures............................................................        17
Exhibit Index.........................................................        18

PART I - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

                                                        June 30,    December 31,
                                                          2008          2007
                                                      -----------   ------------
                                                      (Unaudited)
ASSETS
Cash and due from banks                                $  7,632       $  8,844
Interest-bearing deposits with other
   financial institutions                                 5,078             --
Federal funds sold                                        8,799          8,428
                                                       --------       --------
   Total cash and cash equivalents                       21,509         17,272

Securities available for sale                            41,557         40,493
Securities held to maturity (market value of $9,947
   in 2008 and $8,882 in 2007)                            9,792          8,789
Other securities                                          1,008          1,008
Loans, held for sale                                        123            150
Loans, net of allowance for loan losses of $1,642
   in 2008 and $1,670 in 2007                           168,073        172,804
Premises and equipment, net                               6,198          6,353
Other assets                                              9,609          8,324
                                                       --------       --------
   Total assets                                        $257,869       $255,193
                                                       ========       ========
LIABILITIES
Deposits
   Noninterest-bearing                                 $ 39,223       $ 37,984
   Interest-bearing                                     189,585        187,042
                                                       --------       --------
      Total deposits                                    228,808        225,026
Other liabilities                                         4,985          5,767
                                                       --------       --------
   Total liabilities                                    233,793        230,793

SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
   authorized; and 1,213,632 shares
   issued and outstanding in 2008 and 2007                3,034          3,034
Additional paid-in capital                               19,509         19,509
Retained earnings                                         2,584          2,528
Accumulated other comprehensive loss, net of tax         (1,051)          (671)
                                                       --------       --------
   Total shareholders' equity                            24,076         24,400
                                                       --------       --------
      Total liabilities and shareholders' equity       $257,869       $255,193
                                                       ========       ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                                Three months ended   Six months ended
                                                      June 30,             June 30,
                                                ------------------   ----------------
                                                  2008      2007      2008     2007
                                                 ------   --------   ------   -------
                                                    (Unaudited)         (Unaudited)
INTEREST INCOME
   Loans, including fees                         $2,918    $3,254    $6,040    $6,386
   Securities
      Taxable                                       430       505       927       932
      Tax exempt                                    148       111       280       238
   Other interest income                             83       207       220       450
                                                 ------    ------    ------    ------
         Total interest income                    3,579     4,077     7,467     8,006
INTEREST EXPENSE ON DEPOSITS                      1,211     1,518     2,556     2,986
                                                 ------    ------    ------    ------
NET INTEREST INCOME                               2,368     2,559     4,911     5,020
Provision for loan losses                           300        69       731       138
                                                 ------    ------    ------    ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                         2,068     2,490     4,180     4,882
                                                 ------    ------    ------    ------
NONINTEREST INCOME
   Service charges and fees                         304       299       583       572
   Net realized gains from sales of loans            46        32        83        67
   Loan servicing fees, net of amortization          37        49        60        63
   Gain on the sale of premises and equipment         7         0         7        --
   Other income                                      52        78       113       136
                                                 ------    ------    ------    ------
         Total noninterest income                   446       458       846       838
NONINTEREST EXPENSES
   Salaries and employee benefits                   853       899     1,819     1,813
   Deferred compensation                             92        79       178       160
   Pension                                           37        32        66        67
   Hospitalization                                  159       135       313       249
   Occupancy                                        259       275       551       586
   Supplies                                          48        61        89       113
   Legal and professional                           115       112       202       217
   Other expenses                                   375       246       663       523
                                                 ------    ------    ------    ------
         Total noninterest expense                1,938     1,839     3,881     3,728
                                                 ------    ------    ------    ------
INCOME BEFORE INCOME TAXES                          576     1,109     1,145     1,992
Income tax expense                                  114       308       216       561
                                                 ------    ------    ------    ------
NET INCOME                                       $  462    $  801    $  929    $1,431
                                                 ======    ======    ======    ======
TOTAL COMPREHENSIVE INCOME                       $  (85)   $  745    $  549    $1,472
                                                 ======    ======    ======    ======
Return on average assets (annualized)              0.71%     1.24%     0.71%     1.11%
Return on average equity (annualized)              7.53%    12.56%     7.54%    11.29%
Basic earnings per share                         $ 0.38    $ 0.65    $ 0.77    $ 1.15
Diluted earnings per share                       $ 0.38    $ 0.65    $ 0.77    $ 1.15
Dividends declared per share                     $ 0.30    $ 0.42    $ 0.72    $ 0.84

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

                                                                  Six months ended June 30,
                                                                  -------------------------
                                                                       2008       2007
                                                                     --------   --------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                        $    929   $  1,431
   Adjustments to reconcile net income to net cash
      from operating activities
      Depreciation, amortization and accretion, net                       335       (291)
      Provision for loan losses                                           731        138
      Loans originated for sale                                        (2,136)    (2,363)
      Proceeds from sales of loans originated for sale                  2,049      1,257
      Gain on sales of loans                                              (83)       (67)
      (Increase) decrease in other assets                                  57       (248)
      Increase in other liabilities                                        98        372
                                                                     --------   --------
         Total adjustments                                              1,051     (1,202)
                                                                     --------   --------
            Net cash provided by operating activities                   1,980        229
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale           14,109     17,647
   Purchase of securities available for sale                          (15,813)   (17,465)
   Proceeds from maturities of securities held to maturity              2,962      1,273
   Purchase of securities held to maturity                             (3,965)    (2,161)
   Net change in portfolio loans                                        3,051     (6,458)
   Premises and equipment expenditures                                   (116)      (168)
                                                                     --------   --------
            Net cash (used in) provided by investing activities           228     (7,332)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                             3,782      9,185
   Dividends paid                                                      (1,753)    (1,772)
                                                                     --------   --------
            Net cash provided by financing activities                   2,029      7,413
                                                                     --------   --------
Net change in cash and cash equivalents                                 4,237        310
Cash and cash equivalents at beginning of year                         17,272     14,812
                                                                     --------   --------
Cash and cash equivalents at end of period                           $ 21,509   $ 15,122
                                                                     ========   ========
Cash paid during the period for:
   Interest                                                          $  2,594   $  2,949
   Income taxes                                                           169        623
Non-cash transactions:
   Transfer from loans to other real estate owned                       1,099        533

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

Fair Value

The following tables present information about the Company's assets measured at fair value on a recurring basis at June 30, 2008, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets measured at fair value are as follows:

     Assets and Liabilities Measured at Fair Value on a Recurring Basis at
                                 June 30, 2008
                             (dollars in thousands)

                                                                Significant
                                            Quoted Prices in       Other       Significant
                                           Active Markets for    Observable   Unobservable   Balance at
                                            Identical Assets       Inputs         Inputs      March 31,
                                                (Level 1)        (Level 2)      (Level 3)       2008
                                           ------------------   -----------   ------------   ----------
ASSETS
Investment securities-available-for-sale         $24,204            $--          $17,352       $41,556

     Changes in Level 3 Assets and Liabilities Measured at Fair Value on a
                                Recurring Basis
                             (dollars in thousands)

                                                                              Investment
                                                                              securities-
                                                                            available-for-
                                                                                 sale
                                                                            --------------
BALANCE AT DECEMBER 31, 2007                                                   $17,951
   Total realized and unrealized gains (losses) included in income                  --
   Total unrealized gains (losses) included in other comprehensive income         (505)
   Net purchases, sales, calls and maturities                                      (94)
   Net transfers in/out of Level 3                                                  --
                                                                               -------
BALANCE AT JUNE 30, 2008                                                       $17,352
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

     Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2008
                             (dollars in thousands)

                                             Prices in
                                              Active      Significant
                                            Markets for      Other       Significant    Total Losses
                                             Identical     Observable   Unobservable   for the Period
                          Balance at June     Assets         Inputs         Inputs       Ended June
                              30, 2008       (Level 1)     (Level 2)      (Level 3)       30, 2008
                          ---------------   -----------   -----------   ------------   --------------
ASSETS
Other real estate owned         $85              --            --            $85           $(25)


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

Stock Options

The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended June 30, 2008 and 2007.

Due to the plan end date, there are no options available for grant as of June 30, 2008 and 2007.

Information about options outstanding and options exercisable follows:

                                                        Weighted
                                           Weighted     Average
                                            Average     Remaining   Aggregate
                               Options     Exercise   Contractual   Intrinsic
                             Outstanding     Price        Term        Value
                             -----------   --------   -----------   ---------
Balance at January 1, 2008     23,438       $49.00
   Options exercised               --           --
   Options forfeited           (6,294)       40.62
                               ------
Balance at June 30, 2008       17,144       $52.09     2.8 years       $--
                               ======

There were no options exercised during the three months ended June 30, 2008 and 2007 therefore the aggregate intrinsic value of options exercised was $0 for both periods. There were no shares vested for the same periods. Also, there was no cash received or tax benefits realized from option exercises during the same periods

There have been no significant changes in the Company's critical accounting policies since December 31, 2007.

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and six month periods ending June 30, 2008 the weighted average shares outstanding in calculating basic earnings per share were 1,213,632 while the weighted average number of shares for diluted earnings per share were 1,213632. As of June 30, 2008 there were 17,972 options not considered in the three and six month earnings per share calculations because they were antidilutive. For the three and six month periods ending June 30, 2007 the weighted average shares outstanding in calculating basic earnings per share were 1,239,504 and 1,239,507 while the weighted average number of shares for diluted earnings per share were 1,239,876 and 1,240,371. As of June 30, 2007 there were 19,407 options not considered in the three and six month earnings per share calculations because they were antidilutive.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three month period ending June 30, 2008.

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

FINANCIAL CONDITION

As of June 30, 2008 total assets of the company were $257.9 million which represents an increase of $2.7 million or 1.0% from December 31, 2007. The Company recognized a decrease in the loan portfolio of $4.9 million or 2.8% while deposits increased $3.8 million.

SECURITIES

The securities portfolio increased $2.1 million since December 31, 2007. The available for sale portfolio decreased to 79.4% of the investment portfolio down from 80.5% at year-end.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                                    Gross       Gross
                                        Fair     Unrealized   Unrealized
                                        Value       Gains       Losses
                                      --------   ----------   ----------
Available for Sale
   JUNE 30, 2008
      U.S. Government agency           $12,256       $ 72       $ (22)
      Mortgage-backed                   11,948         63         (31)
      State and municipal                5,984         56         (36)
      Money market preferred stocks     11,368         --        (532)
                                       -------       ----       -----
                                       $41,556       $191       $(621)
                                       =======       ====       =====
   DECEMBER 31, 2007
      U.S. Government agency           $12,304       $111       $ (1)
      Mortgage-backed                   10,238         39         (31)
      State and municipal                3,951         31          (2)
      Money market preferred stocks     14,000         --          --
                                       -------       ----       -----
                                       $40,493       $181       $ (34)
                                       =======       ====       =====

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:


                                            Gross           Gross        Gross
                             Carrying    Unrecognized   Unrecognized      Fair
                              Amount        Gains          Losses        Value
                            ---------   -------------   ------------   ---------
Held to Maturity
   JUNE 30, 2008
      State and municipal     $9,792         $165           $(10)        $9,947
                              ======         ====           ====         ======
   DECEMBER 31, 2007
      State and municipal     $8,789         $118           $(25)        $8,882
                              ======         ====           ====         ======

The carrying amount and fair value of securities by contractual maturity at June 30, 2008 are shown below, in thousands of dollars.


                                                   Held to Maturity
                             Available for sale   ------------------
                                     Fair         Carrying    Fair
                                    Value          Amount     Value
                             ------------------   --------   -------
Due in one year or less            $13,340         $  768     $  770
Due from one to five years          26,817          5,373      5,467
Due from five to ten years             805          2,596      2,661
Due after ten years                    594          1,055      1,049
                                   -------         ------     ------
                                   $41,556         $9,792     $9,947
                                   =======         ======     ======

LOANS

Net loans at June 30, 2008 decreased $4.9 million from December 31, 2007. The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 2008 and December 31, 2007 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at June 30, 2008 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 12.6% of total loans.

                                               June 30, 2008           December 31, 2007
                                         ------------------------   ---------------------
                                          Balance     % of total     Balance   % of total
                                         --------   -------------   --------   ----------
Portfolio loans:
   Residential real estate               $ 79,975        47.11%     $ 83,114      47.63%
   Consumer                                 8,236         4.85%        8,709       4.99%
   Commercial real estate                  69,733        41.07%       68,445      39.22%
   Commercial                              11,840         6.97%       14,234       8.16%
                                         --------       ------      --------     ------
      Gross Loans                         169,784       100.00%      174,502     100.00%
                                                        ======                   ======
   Deferred loan origination fees, net        (69)                       (28)
   Allowance for loan losses               (1,642)                    (1,670)
                                         --------                   --------
      Loans, net                         $168,073                   $172,804
                                         ========                   ========

ALLOWANCE AND PROVISION FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended June 30, follows:

                             2008     2007
                            ------   ------
Beginning balance           $1,670   $1,498
Provision for loan losses      731      138
Charge-offs                   (774)     (43)
Recoveries                      15       13
                            ------   ------
Ending balance              $1,642   $1,606
                            ======   ======

Since December 31, 2007 commercial real estate mortgages have increased $1.3 million while consumer mortgages have decreased $3.3 million. This change is primarily due to in house mortgages being refinanced with mortgages that are sold in the secondary market and the Bank's continued stronger emphasis on commercial lending. In response to the change in portfolio composition and change in asset quality and other general economic factors management substantially increased its loan loss provision to $731,000 in the first six months of 2008 compared to $138,000 in the first six months of 2007. The amount of provisions for loan losses recognized by the Company is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.

CREDIT QUALITY

At the May 8, 2008 Board of Directors meeting, the Board approved changes to the Bank's loan policy to improve and clarify the Bank's lending practices. The lending staff continues to be well-trained and experienced. The Company has experienced a continued decrease in the quality of its loan portfolio as a result of persisting deterioration of the Michigan economy and the results of recognizing and working out of problem commercial real estate credits. The Company maintains an acceptable level of asset quality as a result of actively managing delinquencies, nonperforming assets and potential loan problems. The Company performs an ongoing review of all large credits to watch for any deterioration in quality. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans in (1) above); and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate amount of nonperforming loans is shown in the table below.

                                 June 30,    December 31,
                                   2008          2007
                                 --------   --------------
                                   (dollars in thousands)
Nonaccrual                        $3,241        $  831
Loans past due 90 days or more       487           387
Troubled debt restructurings       1,417            --
                                  ------        ------
   Total nonperforming loans      $5,145        $1,218
                                  ======        ======
Percent of gross loans              3.03%         0.70%

At June 30, 2008, total nonperforming assets increased by $3.9 million from December 31, 2007. The Bank is closely monitoring and managing nonperforming loans. Nonaccrual loans increased to $3.2 million since December 31, 2007. Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest. The increase in non-performing loans was due to deteriorating credit quality, more effective problem loan identification and tightening credit management practices. Uncertain local economic conditions also contributed to the weakness in credit quality.

The Company had 43 problem loans that were reviewed for impairment totaling $7.3 million as of June 30, 2008. 27 of the 43 loans were considered impaired and have a valuation allowance against loss potential. The balance of these 27 loans at June 30, 2008 totaled $2.4 million and the valuation allowance was $456,000.

Because of the continuing efforts to identify and analyze the overall amount of credit risk in the Company's loan portfolio, the Company expects the level of non-performing loans to remain at current levels or increase throughout the remainder of 2008. The Bank believes it is adequately reserved on these loans.

DEPOSITS

Deposits at June 30, 2008 increased $3.8 million since December 31, 2007. This increase is due, in part, to the new branch location that opened in January 2007 and regular deposit seasonality. The Bank continues to grow deposits in its new Alanson market. Interest-bearing deposits increased $2.5 million or 1.4% for the six months ended June 30, 2008, while noninterest-bearing deposits increased $1.2 million or 3.4%.

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

The Company's balances of cash and cash equivalents increased $4.2 million or 24.5%. During the six month period ending June 30, 2008, $2.0 million in cash was provided by operating activities. Investing activities provided $228,000 during the six months ended June 30, 2008 and financing activities provided $2.0 million.

As of June 30, 2008, the Company had $8.8 million in federal funds sold, $41.6 million in securities available for sale and $768,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 22.3% of total deposits as of June 30, 2008.

Total equity of the Company at June 30, 2008 was $24.1 million compared to $24.4 million at December 31, 2007.

RESULTS OF OPERATIONS

CNB Corporation's 2008 net income for the first six months was $929,000, a decrease of $502,000 compared to 2007 results. This decrease in net income can be attributed mostly to additional expense in the provision for loan loss. As credit quality has decreased and the local economy has seen a downturn, the Company is taking actions to make sure it has an adequate allowance for loan losses. Basic and diluted earnings per share were $0.77 for 2008 compared to $1.15 for 2007. The return on assets was .71% for the first six months of the year versus 1.11% for the same period in 2007. The return on equity was 7.54% compared to 11.29% for the same period last year.

Net income for the three months ending June 30, 2008 was $462,000 compared to $801,000 for 2007. This was a decrease of $339,000 or 42.3%. Basic and diluted earnings per share were $0.38 compared to $0.65 for 2007. The return on average assets was 0.71% compared to 1.24% for 2007. The return on average equity was 7.53% compared to 12.56% for 2007. This decrease in quarterly earnings is due in part to the increase in provision for loan loss as mentioned above in addition to increased Other real estate owned expenses discussed later in the noninterest expense part of this "Results of Operations" section.

Interest income for the first six months of 2008 was $7.5 million, a decrease of $539,000 or 6.7% compared to the 2007 results. This decrease in interest income can be attributed to a decreasing rate environment as loan customers refinance their loans to take advantage of the decreased rates, interest income earned on those loans also decreases. In addition to the decreasing rate environment, interest income is affected by the reversal of accrued interest for loans that are placed on nonaccrual status. The Bank's loan portfolio has decreased also contributing to the decreased interest income. Decreases in the loan portfolio are a result of decreasing loan demand, loans being sold to the secondary market, loan charge-offs and loan balances being transferred to Other Assets as collateral is collected on loans through the foreclosure process.

Interest income for the quarter ending June 30, 2008 was $3.6 million compared to $4.1 million for the same period last year. This decreased is primarily for the same reasons as noted above for the year to date period.

Interest expense for the first six months of 2008 was $2.6 million, a decrease of $430,000 or 14.4% compared to 2007 results. This decrease can be attributed to the decreasing rate environment. As rates have decreased, the Bank's variable rate certificates of deposit have repriced weekly, thus decreasing interest expense.

Interest expense for the quarter ending June 30, 2008 was $1.2 million compared to $1.5 million for the same period last year. This decrease is attributed to the same reasons as noted above for the year to date period.

For the first six months of 2008, net interest income was $4.9 million representing a decrease of 2.17% from the same period in 2007. The fully taxable equivalent net interest margin decreased to 4.25% for the six month period ending June 30, 2008 compared to 4.38% for the same period ending June 30, 2007. This change can be attributed to the Bank's increased level of nonaccrual loans.

Year to date net charge-offs recorded in the allowance for loan losses were $759,000 for 2008 compared to $30,000 for the same period in 2007. In response to this increased charge off activity, management recorded a provision expense of $731,000 in the first six months of 2008 compared to $138,000 in the first six months in 2007 in order to maintain an acceptable allowance for loan loss level.

Noninterest income for the six months ending June 30, 2008 was $846,000, an increase of $8,000 or 1.0% from the same period last year. This change between the two periods is attributed, in part, due to an increase in mortgage loan activity that is sold in the secondary market thus increasing our gains on the sales of these loans as compared to the same period last year.

Noninterest income for the three month period ending June 30, 2008 was $446,000 compared to $458,000 for the same period last year. This represents a decrease of $12,000 or 2.6%. This decrease is attributable, in part, to a decreased level of commission income from the Bank's on staff financial advisor. The Bank partners with Infinex Financial Group to be able to provide investment consulting services to its customers. Infinex is a Michigan Bankers Association sponsored vendor.

Noninterest expense for the first six months of 2008 was $3.9 million an increase of $153,000 or 4.1% compared to 2007 results. The increase in noninterest expense can largely be attributable to Other real estate owned expense which is included in the Other expenses section of noninterest expenses. Other real estate owned is included in the Other assets section of the balance sheet. When the collateral supporting a borrowing is relinquished by customers through the collection process (including a deed in lieu of foreclosure); the assets are written down to market value based on a professional appraisal or other common means of valuation and held until they can be sold. The Bank held 13 properties on June 30, 2008 with a balance sheet value totaling $2.4 million. If any relinquished asset is sold for less than it is being held or experiences a decline in market value during the holding period, further losses could result. The Other real estate owned expenses are monies paid for the expenses related to these properties include property taxes, insurance, utilities and other related expenses. Other real estate owned expenses included in Other expenses totaled $88,000 year to date. Also included in Other expense, during 2008, the Company recognized $25,000 of expense due to the write-down of other real estate owned properties.

Noninterest expense for the three month period ending June 30, 2008 was $1.9 million an increase of $99,000 of 5.4% compared to 2007 results. This increase is primarily for the same reasons as noted above for the year to date period.

The provision for federal income tax was 18.9% of pretax income for the six months ended June 30, 2008 as compared to 28.2% for the same period in 2007. The difference between the tax rates for the two periods is due, in part, to an increased concentration of tax favorable investments. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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

ITEM 4 T -CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date") an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Treasurer who serves as our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Treasurer have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that material information relating to the Company known to others within the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

None

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of CNB Corporation was held on May 13, 2008. Elected as Directors for one year term were Steven J. Baker; James C. Conboy, Jr.; Kathleen M. Darrow; Thomas J. Ellenberger; Susan A. Eno; Vincent J. Hillesheim; Kathleen A. Lieder; John L. Ormsbee; R. Jeffery Swadling; and Francis J. VanAntwerp Jr..

Votes cast for: 774,460
Votes cast against: 14,191
Votes withheld: 499

Votes cast for were for all ten directors listed above with the exception of the votes cast against as noted. Votes cast against were 6,194 for Steven J. Baker, 100 Kathleen A. Lieder, 6,453 for John L. Ormsbee and 1,444 R. Jeffrey Swadling. Votes withheld were for all ten directors listed above.

ITEM 5-OTHER INFORMATION

None

ITEM 6-EXHIBITS AND REPORTS OF FORM 8-K

     a.) Exhibits

     31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

     31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

     32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

     32.2 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

     b.) Reports on Form 8-K

A Current Report on Form 8-K was filed on June 16, 2008 announcing the Corporation's 2nd quarter board approved dividend.

A Current Report on Form 8-K was filed on July 10, 2008, with an accompanying letter to shareholders, disclosing the Corporation's financial performance for the first six months of 2008.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CNB Corporation
                                        (Registrant)


Date: August 14, 2008                   /s/ Susan A. Eno
                                        ----------------------------------------
                                        Susan A. Eno
                                        President and Chief Executive Officer


Date: August 14, 2008                   /s/ Douglas W. Damm
                                        ----------------------------------------
                                        Douglas W. Damm
                                        Senior Vice President

                                  EXHIBIT INDEX

Number                                  Exhibit
------   -----------------------------------------------------------------------
31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer