Form 10-Q
period 2008-09-30
CNB CORP /MI/
filed 2008-11-14
CIK 779125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

Large accelerated filer [ ]                      Accelerated filer [ ]
Non-accelerated filer [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

     Yes [ ]   No [X]

As of November 10, 2008 there were 1,213,598 shares of the issuer's common stock outstanding.

CNB CORPORATION
Index

PART I -  FINANCIAL INFORMATION
Item 1 -  Financial Statements (Condensed):
          Consolidated Balance Sheets - September 30, 2008 and December 31, 2007....................         3
          Consolidated Statements of Income - Nine Months Ended September 30, 2008 and 2007 ........         4
          Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2008 and 2007.....         5
          Notes to Consolidated Financial Statements................................................     6 - 9
Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations.....   10 - 15
Item 3 -  Quantitative and Qualitative Disclosures About Market Risk................................   15 - 16
Item 4T - Controls and Procedures...................................................................   16 - 17

PART II - OTHER INFORMATION
Item 1 -  Legal Proceedings.........................................................................        17
Item 1A - Risk Factors..............................................................................        17
Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds...............................        17
Item 3 -  Defaults Upon Senior Securities...........................................................        17
Item 4 -  Submission of Matters to a Vote of Security Holders.......................................        17
Item 5 -  Other Information.........................................................................        17
Item 6 -  Exhibits and Reports on Form 8-K..........................................................        17

Signatures..........................................................................................        18
Exhibit Index.......................................................................................        19

PART I - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

                                                      September 30,   December 31,
                                                          2008           2007
                                                      -------------   ------------
                                                       (Unaudited)
ASSETS
Cash and due from banks                                  $  5,219       $  8,844
Interest-bearing deposits with other
   financial institutions                                  18,073             --
Federal funds sold                                         17,908          8,428
                                                         --------       --------
   Total cash and cash equivalents                         41,200         17,272
Securities available for sale                              36,269         40,493
Securities held to maturity (market value of $9,027
   in 2008 and $8,882 in 2007)                              8,797          8,789
Other securities                                            1,008          1,008
Loans, held for sale                                          121            150
Loans, net of allowance for loan losses of $1,660
   in 2008 and $1,670 in 2007                             163,938        172,804
Premises and equipment, net                                 6,110          6,353
Other assets                                                8,918          8,324
                                                         --------       --------
      Total assets                                       $266,361       $255,193
                                                         ========       ========

LIABILITIES
Deposits
   Noninterest-bearing                                   $ 38,817       $ 37,984
   Interest-bearing                                       200,742        187,042
                                                         --------       --------
      Total deposits                                      239,559        225,026
Other liabilities                                           4,669          5,767
                                                         --------       --------
      Total liabilities                                   244,228        230,793

SHAREHOLDERS' EQUITY
Common stock - $2.50 par value; 2,000,000 shares
   authorized; 1,213,598 and 1,213,632 shares
   issued and outstanding in 2008 and 2007                  3,034          3,034
Additional paid-in capital                                 19,509         19,509
Retained earnings                                           1,038          2,528
Accumulated other comprehensive loss, net of tax           (1,448)          (671)
                                                         --------       --------
   Total shareholders' equity                              22,133         24,400
                                                         --------       --------
      Total liabilities and shareholders' equity         $266,361       $255,193
                                                         ========       ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

                                                 Three months ended   Nine months ended
                                                    September 30,       September 30,
                                                 ------------------   -----------------
                                                    2008     2007       2008     2007
                                                  -------   ------    -------   -------
                                                     (Unaudited)         (Unaudited)
INTEREST INCOME
   Loans, including fees                          $ 2,879   $3,334    $ 8,919   $ 9,720
   Securities:
      Taxable                                         417      569      1,344     1,501
      Tax exempt                                      137      114        417       352
   Other interest income                              139      144        359       594
                                                  -------   ------    -------   -------
         Total interest income                      3,572    4,161     11,039    12,167
INTEREST EXPENSE ON DEPOSITS                        1,240    1,499      3,796     4,485
                                                  -------   ------    -------   -------
NET INTEREST INCOME                                 2,332    2,662      7,243     7,682
Provision for loan losses                             400       68      1,131       206
                                                  -------   ------    -------   -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                  1,932    2,594      6,112     7,476
                                                  -------   ------    -------   -------
NONINTEREST INCOME
   Service charges and fees                           313      312        896       884
   Net realized gains from sales of loans              12       26         95        93
   Loan servicing fees, net of amortization            33       33         93        96
   Gain on the sale of other real estate owned        297       --        304        --
   Other income                                        83       43        196       179
                                                  -------   ------    -------   -------
         Total noninterest income                     738      414      1,584     1,252
NONINTEREST EXPENSES
   Salaries and employee benefits                     900      937      2,719     2,750
   Deferred compensation                              104       80        282       240
   Pension                                             38       33        104       100
   Hospitalization                                    167      151        480       400
   Occupancy                                          284      301        835       887
   Supplies                                            39       43        128       156
   Legal and professional                             125       79        327       296
   Other expenses                                   2,500      266      3,163       789
                                                  -------   ------    -------   -------
         Total noninterest expense                  4,157    1,890      8,038     5,618
                                                  -------   ------    -------   -------
INCOME BEFORE INCOME TAXES                         (1,487)   1,118       (342)    3,110
Income tax expense                                     58      287        274       848
                                                  -------   ------    -------   -------
NET INCOME                                        $(1,545)  $  831    $  (616)  $ 2,262
                                                  =======   ======    =======   =======
TOTAL COMPREHENSIVE INCOME                        $(1,942)  $  978    $(1,393)  $ 2,450
                                                  =======   ======    =======   =======
Return on average assets (annualized)               -2.31%    1.29%     -0.31%     1.16%
Return on average equity (annualized)              -25.64%   12.95%     -3.36%    11.91%
Basic earnings per share                          $ (1.27)  $ 0.67    $ (0.51)  $  1.83
Diluted earnings per share                        $ (1.27)  $ 0.67    $ (0.51)  $  1.83
Dividends declared per share                      $    --   $ 0.42    $  0.72   $  1.26

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

                                                                   Nine months ended
                                                                     September 30,
                                                                  -------------------
                                                                    2008       2007
                                                                  --------   --------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                     $   (616)  $  2,262
   Adjustments to reconcile net income to net cash
      from operating activities
      Depreciation, amortization and accretion, net                    516        430
      Provision for loan losses                                      1,131        206
      Loans originated for sale                                     (4,367)    (3,535)
      Proceeds from sales of loans originated for sale               4,288      3,361
      Gain on sales of loans                                           (95)       (93)
      Gain on sales of other real estate owned properties             (304)        --
      Other real estate owned writedowns/losses                        220         --
      Net losses on impairment of investment securities              1,936         --
      (Increase) decrease in other assets                              907       (233)
      Increase in other liabilities                                    434        606
                                                                  --------   --------
         Total adjustments                                           4,666        742
                                                                  --------   --------
            Net cash provided by operating activities                4,050      3,004
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale        17,087     18,696
   Purchase of securities available for sale                       (16,091)   (17,465)
   Proceeds from maturities of securities held to maturity           4,069      2,290
   Purchase of securities held to maturity                          (4,077)    (6,886)
   Net change in portfolio loans                                     6,635     (7,919)
   Premises and equipment expenditures                                (159)      (265)
                                                                  --------   --------
            Net cash (used in) provided by investing activities      7,464    (11,549)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                         14,533     11,985
   Dividends paid                                                   (2,119)    (2,307)
   Purchases of common stock                                            --       (544)
                                                                  --------   --------
            Net cash provided by financing activities               12,414      9,134
                                                                  --------   --------
Net change in cash and cash equivalents                             23,928        589
Cash and cash equivalents at beginning of year                      17,272     14,812
                                                                  --------   --------
Cash and cash equivalents at end of period                        $ 41,200   $ 15,401
                                                                  ========   ========
Cash paid during the period for:
   Interest                                                       $  3,846   $  4,415
   Income taxes                                                        169        713
Non-cash transactions:
   Transfer from loans to other real estate owned                    1,884        561

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

Fair Value

The following tables present information about the Company's assets measured at fair value on a recurring basis at September 30, 2008, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets measured at fair value are as follows:

                Assets and Liabilities Measured at Fair Value on
                     a Recurring Basis at September 30, 2008
                             (dollars in thousands)

                                                                Significant
                                            Quoted Prices in       Other       Significant
                                           Active Markets for    Observable   Unobservable   Balance at
                                            Identical Assets       Inputs        Inputs       September
                                                (Level 1)        (Level 2)      (Level 3)     30, 2008
                                           ------------------   -----------   ------------   ----------
ASSETS
Investment securities-available-for-sale        $21,265             $--          $15,004       $36,269

               Changes in Level 3 Assets and Liabilities Measured
                       at Fair Value on a Recurring Basis
                             (dollars in thousands)

                                                                                Investment
                                                                                securities-
                                                                            available-for-sale
                                                                            ------------------
BALANCE AT DECEMBER 31, 2007                                                      $17,951
   Total realized and unrealized gains (losses) included in income                 (1,936)
   Total unrealized gains (losses) included in other comprehensive income          (1,119)
   Net purchases, sales, calls and maturities                                         148
   Net transfers in/out of Level 3                                                     --
                                                                                  -------
BALANCE AT SEPTEMBER 30, 2008                                                     $15,044
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

   Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2008
                             (dollars in thousands)

                                                Prices in
                                                  Active     Significant                   Total Losses
                                               Markets for      Other       Significant   for the Period
                                Balance at      Identical     Observable   Unobservable        Ended
                               September 30,     Assets         Inputs        Inputs         September
                                   2008         (Level 1)     (Level 2)      (Level 3)       30, 2008
                               -------------   -----------   -----------   ------------   --------------
ASSETS
Impaired loans accounted for
   under FAS 114                    $531                                       $531           $(175)
Other real estate owned              483            --            --            483            (146)

Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The losses for the period ending September 30, 2008 represents charge-offs of loan balances written down through the allowance for loan losses.

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

Stock Options

The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended September 30, 2008 and 2007.

Due to the plan end date, there are no options available for grant as of September 30, 2008 and 2007.

Information about options outstanding and options exercisable follows:

                                                          Weighted
                                              Weighted     Average
                                              Average     Remaining    Aggregate
                                  Options     Exercise   Contractual   Intrinsic
                                Outstanding     Price        Term        Value
                                -----------   --------   -----------   ---------
Balance at January 1, 2008         23,438      $49.00
   Options exercised                   --          --
   Options forfeited               (9,939)      43.83
                                   ------
Balance at September 30, 2008      13,499      $52.82     3.2 years      $--
                                   ======

There were no options exercised during the three months ended September 30, 2008 and 2007 therefore the aggregate intrinsic value of options exercised was $0 for both periods. There were no shares vested for the same periods. Also, there was no cash received or tax benefits realized from option exercises during the same periods

There have been no significant changes in the Company's critical accounting policies since December 31, 2007.

Note 2-Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and nine month periods ending September 30, 2008 the weighted average shares outstanding in calculating basic earnings per share were 1,213,606 and 1,213,625 while the weighted average number of shares for diluted earnings per share were 1,213,606 and 1,213,625. As of September 30, 2008 there were 13,499 options not considered in the three and nine month earnings per share calculations because they were antidilutive. For the three and nine month periods ending September 30, 2007 the weighted average shares outstanding in calculating basic earnings per share were 1,232,384 and 1,237,107 while the weighted average number of shares for diluted earnings per share were 1,232,957 and 1,237,879. As of September 30, 2007 there were 19,407 options not considered in the three and nine month earnings per share calculations because they were antidilutive.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation ("Company") and its wholly owned subsidiary, Citizens National Bank of Cheboygan ("Bank") and the Bank's wholly owned subsidiary CNB Mortgage Corporation for the three month period ending September 30, 2008.

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

FINANCIAL CONDITION

As of September 30, 2008 total assets of the company were $266.4 million which represents an increase of $11.2 million or 4.4% from December 31, 2007. The Company recognized a decrease in the loan portfolio of $8.9 million or 5.1% while deposits increased $14.5 million.

SECURITIES

The securities portfolio decreased $4.2 million since December 31, 2007. The available for sale portfolio decreased to 78.7% of the investment portfolio down from 80.5% at year-end. This decrease since December 31, 2007 can be attributed to three reasons. One, securities that have matured may not have been replaced with the purchase of new securities. Two, the securities are reported at fair value and the reportable fair value has decreased since December 31, 2007. Three, a $2 million security investment held at December 31, 2007 has since been written down as a loss to a value of $65,000 due to an "other than temporary impairment".

A security is presumed to have an "other-than-temporary-impairment" if it is probable that the investor will be unable to collect all amounts due in accordance to the contractual terms of a security. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

                                                  Gross        Gross
                                        Fair    Unrealized   Unrealized
                                       Value      Gains        Losses
                                      -------   ----------   ----------
                                            (dollars in thousands)
Available for Sale
   SEPTEMBER 30, 2008
      U.S. Government agency          $10,821      $ 67       $    (2)
      Mortgage-backed                  10,444        64           (17)
      State and municipal               6,227        64           (19)
      Money market preferred stocks     8,777        --        (1,188)
                                      -------      ----       -------
                                      $36,269      $195       $(1,226)
                                      =======      ====       =======
   DECEMBER 31, 2007
      U.S. Government agency          $12,304      $111       $    (1)
      Mortgage-backed                  10,238        39           (31)
      State and municipal               3,951        31            (2)
      Money market preferred stocks    14,000        --            --
                                      -------      ----       -------
                                      $40,493      $181       $   (34)
                                      =======      ====       =======

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

                                           Gross         Gross
                            Carrying   Unrecognized   Unrecognized    Fair
                             Amount        Gains         Losses       Value
                            --------   ------------   ------------   ------
                                     (dollars in thousands)
Held to Maturity
   SEPTEMBER 30, 2008
      State and municipal    $8,797        $238           $ (8)      $9,027
                             ======        ====           ====       ======
   DECEMBER 31, 2007
      State and municipal    $8,789        $118           $(25)      $8,882
                             ======        ====           ====       ======

The carrying amount and fair value of securities by contractual maturity at September 30, 2008 are shown below, in thousands of dollars.

                             Available for sale    Held to Maturity
                             ------------------   -----------------
                                     Fair         Carrying    Fair
(dollars in thousands)              Value          Amount     Value
                                   -------        --------   ------
Due in one year or less            $13,091         $  244    $  246
Due from one to five years          21,574          4,928     5,094
Due from five to ten years           1,010          2,535     2,602
Due after ten years                    594          1,090     1,085
                                   -------         ------    ------
                                   $36,269         $8,797    $9,027
                                   =======         ======    ======

LOANS

Net loans at September 30, 2008 decreased $8.9 million from December 31, 2007. The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 2008 and December 31, 2007 and their percentages of the total loan portfolio. The decrease in net loans can largely be attributed to the current economic environment. The loan portfolio has recognized $1.2 million of loans charged-off against the allowance for loan losses. In additional to the charged-off loans, $1.9 million of loans have been transferred to other real estate owned as the Bank collects collateral through the foreclosure process. The current economic environment has also placed a strain on the Bank customer's personal income, which in turn decreased the ability for customers to qualify for new loans. At September 30, 2008, commercial real estate mortgages have remained relatively unchanged with a decrease of 0.62% since December 31, 2007 while consumer mortgages have decreased $4.22 million. This change is primarily due to in house mortgages being refinanced with mortgages that are sold in the secondary market. All loans are domestic. A quarterly review of loan concentrations at September 30, 2008 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 12.4% of total loans.

                                           September 30, 2008      December 31, 2007
                                         ---------------------   ---------------------
                                          Balance   % of total    Balance   % of total
                                         --------   ----------   --------   ----------
                                                  (dollars in thousands)
Portfolio loans:
   Residential real estate               $ 78,904      47.63%    $ 83,114      47.63%
   Consumer                                 8,038       4.85%       8,709       4.99%
   Commercial real estate                  68,018      41.05%      68,445      39.22%
   Commercial                              10,718       6.47%      14,234       8.16%
                                         --------     ------     --------     ------
      Gross Loans                         165,678     100.00%     174,502     100.00%
                                                      ======                  ======
   Deferred loan origination fees, net        (80)                    (28)
   Allowance for loan losses               (1,660)                 (1,670)
                                         --------                --------
      Loans, net                         $163,938                $172,804
                                         ========                ========

ALLOWANCE AND PROVISION FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, follows:

                                 2008     2007
                               -------   ------
                            (dollars in thousands)
Beginning balance              $ 1,670   $1,498
Provision for loan losses        1,131      206
Charge-offs                     (1,170)     (56)
Recoveries                          29       19
                               -------   ------
Ending balance                 $ 1,660   $1,667
                               =======   ======

In response to the change in portfolio composition and change in asset quality and other general economic factors management substantially increased its loan loss provision to $1.1 million in the first nine months of 2008 compared to $206,000 in the first nine months of 2007. The amount of provisions for loan losses recognized by the Company is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.

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

                                 September 30,   December 31,
                                     2008            2007
                                 -------------   ------------
                                    (dollars in thousands)
Nonaccrual                           $3,437         $  831
Loans past due 90 days or more          192            387
Troubled debt restructurings          1,756             --
                                     ------         ------
   Total nonperforming loans         $5,385         $1,218
                                     ======         ======

Percent of gross loans                 3.25%          0.70%

At September 30, 2008, total nonperforming assets increased by $4.2 million from December 31, 2007. The Bank is closely monitoring and managing nonperforming loans. Nonaccrual loans increased to $3.4 million since December 31, 2007. Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest. The increase in non-performing loans was due to deteriorating credit quality, more effective problem loan identification and tightening credit management practices. Uncertain local economic conditions also contributed to the weakness in credit quality.

The Company had 38 problem loans that were reviewed for impairment totaling $6.7 million as of September 30, 2008. 17 of the 38 loans were considered impaired and have a valuation allowance against loss potential. The balance of these 17 loans at September 30, 2008 totaled $1.4 million and the valuation allowance was $328,000.

Because of the continuing efforts to identify and analyze the overall amount of credit risk in the Company's loan portfolio, the Company expects the level of non-performing loans to remain at current levels or increase throughout the remainder of 2008. The Bank believes it is adequately reserved on these loans.

DEPOSITS

Deposits at September 30, 2008 increased $14.5 million since December 31, 2007. This increase is due, in part, to regular deposit seasonality. The Bank continues to grow deposits in its new Alanson market with a branch that opened in January 2007. Interest-bearing deposits increased $13.7 million or 7.3% for the nine months ended September 30, 2008, while noninterest-bearing deposits increased $833,000 or 2.2%.

LIQUIDITY AND FUNDS MANAGEMENT

The Company maintains an adequate liquidity position in order to respond to extensions of credit, the short-term demand for funds caused by withdrawals from deposit accounts, and for the payment of operating expenses. Maintaining adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash - and access to additional sources of funds. If necessary, additional sources of funds include Federal Home Loan Bank advances. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. The company does not rely on borrowings for sources of liquidity. Liquidity management is both a daily and long-term function of business management. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments and loans. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company's balances of cash and cash equivalents increased $23.9 million or 138%. During the nine month period ending September 30, 2008, $4.1 million in cash was provided by operating activities. Investing activities provided $7.5 million during the nine months ended September 30, 2008 and financing activities provided $12.4 million.

As of September 30, 2008, the Company had $17.9 million in federal funds sold, $36.3 million in securities available for sale and $244,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 22.7% of total deposits as of September 30, 2008.

Total equity of the Company at September 30, 2008 was $22.1 million compared to $24.4 million at December 31, 2007. The decrease in total equity can be attributed to the decreased retained earnings due, in part, to the investment write-down as mentioned above and also to additional unrealized loss on securities reported in the accumulated other comprehensive loss section of total equity.

RESULTS OF OPERATIONS

CNB Corporation's 2008 net income/(loss) for the first nine months was ($616,000), a decrease of $2.9 million compared to 2007 results. This decrease in net income can be attributed mostly to additional expense in the provision for loan loss and a loss due to the "other than temporary impairment" of a security investment. As credit quality has decreased and the local economy has seen a downturn, the Company is taking actions to make sure it has an adequate allowance for loan losses. Basic and diluted earnings/(losses) per share were $(0.51) for 2008 compared to $1.83 for 2007. The return on assets was (0.31%) for the first nine months of the year versus 1.83% for the same period in 2007. The return on equity was (3.36%) compared to 11.91% for the same period last year.

Net income/(loss) for the three months ending September 30, 2008 was ($1.5 million) compared to $831,000 for 2007. This was a decrease of $2.4 million. Basic and diluted earnings/(losses) per share were $(1.27) compared to $0.67 for 2007. The return on average assets was (2.31)% compared to 1.29% for 2007. The return on average equity was (25.64)% compared to 12.95% for 2007. This decrease in quarterly earnings is largely due to the impairment loss of an investment security as mentioned above and also due in part to the increase in provision for loan loss as mentioned above in addition to increased Other real estate owned expenses discussed later in the noninterest expense part of this "Results of Operations" section.

Interest income for the first nine months of 2008 was $11.0 million, a decrease of $1.1 million or 9.3% compared to the 2007 results. This decrease in interest income can be attributed to a decreasing rate environment as loan customers refinance their loans to take advantage of the decreased rates, interest income earned on those loans also decreases. In addition to the decreasing rate environment, interest income is affected by the reversal of accrued interest for loans that are placed on nonaccrual status. The Bank's loan portfolio has decreased also contributing to the decreased interest income. Decreases in the loan portfolio are a result of decreasing loan demand, loans being sold to the secondary market, loan charge-offs and loan balances being transferred to Other Assets as collateral is collected on loans through the foreclosure process.

Interest income for the quarter ending September 30, 2008 was $3.6 million compared to $4.2 million for the same period last year. This decreased is primarily for the same reasons as noted above for the year to date period.

Interest expense for the first nine months of 2008 was $3.8 million, a decrease of $689,000 or 15.4% compared to 2007 results. This decrease can be attributed to the decreasing rate environment. As rates have decreased, the Bank's variable rate certificates of deposit have repriced weekly in addition to rate decreased for regularly scheduled certificate of deposit maturities, thus decreasing interest expense.

Interest expense for the quarter ending September 30, 2008 was $1.2 million compared to $1.5 million for the same period last year. This decrease is attributed to the same reasons as noted above for the year to date period.

For the first nine months of 2008, net interest income was $7.2 million representing a decrease of 5.7% from the same period in 2007. The fully taxable equivalent net interest margin decreased to 4.11% for the nine month period ending September 30, 2008 compared to 4.41% for the same period ending September 30, 2007. This change can be attributed to the Bank's increased level of nonaccrual loans.

Year to date net charge-offs recorded in the allowance for loan losses were $1.2 million for 2008 compared to $56,000 for the same period in 2007. In response to this increased charge off activity, management recorded a provision expense of $1.1 million in the first nine months of 2008 compared to $206,000 in the first nine months in 2007 in order to maintain an acceptable allowance for loan loss level.

Noninterest income for the nine months ending September 30, 2008 was $1.6 million, an increase of $332,000 or 26.5% from the same period last year. This change between the two periods is attributed, in part, to gains on the sale of other real estate owned properties the Bank has received through the foreclosure process.

Noninterest income for the three month period ending September 30, 2008 was $738,000 compared to $414,000 for the same period last year. This represents an increase of $324,000 or 78.3%. This increase is attributable to the same reason as noted above for the year to date period

Noninterest expense for the first nine months of 2008 was $8.0 million an increase of $2.4 million or 43.1% compared to 2007 results. The increase in noninterest expense can largely be attributable to the loss due to the "other than temporary impairment" of security investments as previously mentioned. Noninterest expenses have also increased in 2008 due to Other real estate owned expenses. Other real estate owned is included in the Other assets section of the balance sheet. When the collateral supporting a borrowing is relinquished by customers through the collection process (including a deed in lieu of foreclosure); the assets are written down to market value based on a professional appraisal or other common means of valuation and held until they can be sold. The Bank held 14 properties on September 30, 2008 with a balance sheet value totaling $1.5 million. If any relinquished asset is sold for less than it is being held or experiences a decline in market value during the holding period, further losses could result. The Other real estate owned expenses are monies paid for the expenses related to these properties include property taxes, insurance, utilities and other related expenses. Other real estate owned expenses included in Other expenses totaled $217,000 year to date. Also included in Other expense, during 2008, the Company recognized $220,000 of expense due to the write-down of other real estate owned properties.

Noninterest expense for the three month period ending September 30, 2008 was $4.2 million an increase of $2.3 million compared to 2007 results. This increase is primarily form the write down on investment and the same reasons as noted above for the year to date period.

The provision for federal income tax was 80.1% of the pretax loss for the nine months ended September 30, 2008 as compared to 27.3% for the same period in 2007. The difference between the 2008 effective tax rate and the federal corporate tax rate of 34% is due to the circumstance surrounding the impairment loss on the security investment reported in the income statement and the tax effect of that write-down permitted by the Emergency Economic Stabilization Act signed into law on October 3, 2008. Due to the fact that this act was not signed into law until October 3, 2008 the tax effect of the write-down cannot be recorded until the fourth quarter, as the law permits. The difference between the 2007 effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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

ITEM 4 T-CONTROLS AND PROCEDURES

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

     31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

     31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

     32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

     32.2 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

     b.)  Reports on Form 8-K

A Current Report on Form 8-K was filed on September 22, 2008 announcing a loss due to the "other-than-temporary" impairment of an investment security.

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


                                       CNB Corporation
                                       -----------------------------------------
                                       (Registrant)


                                       /s/ Susan A. Eno
                                       -----------------------------------------
Date: November 14, 2008                Susan A. Eno
                                       President and Chief Executive Officer


                                       /s/ Douglas W. Damm
                                       -----------------------------------------
Date: November 14, 2008                Douglas W. Damm
                                       Senior Vice President

                                  EXHIBIT INDEX

Number   Exhibit
------   -------
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