Form 10-K
period 2008-12-31
CNB CORP /MI/
filed 2009-03-31
CIK 779125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 033-00737
CNB COPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2662386
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
303 North Main Street, Cheboygan, MI 49721
(Address of principal executive offices, including Zip code)
Registrant’s telephone number, including area code (231) 627-7111
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $2.50 per share
(Title of Class)
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day the registrant’s most recently completed second fiscal quarter as reported by the Over the Counter Bulletin Board, was $43,083,936. The Registrant does not have any non-voting common equity.
As of March 20, 2009 there were outstanding 1,213,598 shares of the registrant’s common stock, $2.50 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s annual report to security holders for fiscal year ended December 31, 2008 are incorporated by reference in Part I and Part II of this report, and specified portions of the registrant’s proxy statement for its annual meeting of shareholders to be held May 19, 2009 are incorporated by reference in Part III of this report.
PART I
FORWARD-LOOKING STATEMENTS
When used in this filing and in future filings involving the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “project,” or similar expressions are intended to identify, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company’s market area, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.
The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.
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

The Bank’s lending function provides a full range of loan products. These include real estate mortgages, secured and unsecured commercial and consumer loans, lines of credit, home equity loans and construction financing. The Bank also participates in specialty loan programs through the Michigan State Housing Development Authority, Federal Home Loan Mortgage Corporation, Mortgage Guaranty Insurance Corporation, Farm Service Agency and Small Business Administration. Through correspondent relationships, the Bank also makes available credit cards and student loans.
The Bank’s loan portfolio consists of over 48% residential real estate mortgages on both primary and secondary homes. The residential borrower base is very diverse and loan to value ratios are generally 80% or less. The Bank does not practice subprime lending and does not have any loans that it would consider to be subprime mortgage loans. Commercial loans accounts for approximately 47% of total loans. Commercial real estate lending, a part of commercial loans, has grown to represent 41% of total loans. These loans are generally for owner occupied properties with loan to value ratios of 80% or less. Personal guarantees are required on most commercial loans. Unsecured lending is very limited.
The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold its long term fixed rate residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation (FHLMC). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled approximately $73 million at December 31, 2008.
Banking services are delivered through seven full-service banking offices and two drive-in branches plus ten automated teller machines in Cheboygan, Emmet and Presque Isle Counties, Michigan. The business base of the counties is primarily tourism with light manufacturing. The Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participations, and the purchase and sale of federal funds and other similar services.
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
In its primary market, which includes Cheboygan County and parts of Emmet, Mackinac and Presque Isle Counties, the Bank is one of three principal banking institutions. One is a member of a multi-bank holding company with substantially more assets than the Company, while the other is an independent community bank. There are also three credit unions, one savings and loan association and a brokerage firm.
As of December 31, 2008, the Bank employed 77 full-time and 7 part-time employees. This compares to 80 full-time and 8 part-time employees as of December 31, 2007. Neither the Company nor CNB Mortgage Corporation has any full-time employees. Their operation and business are carried out by officers and employees of the Bank who are not compensated by the Company.
Disclosure relating to the Distribution of Assets, Liabilities and Stockholders’Equity; Interest rates and Interest differential is presented on pages 44-45 of Registrant’s 2008 Annual Report which is incorporated herein by reference.

Securities
The year end fair values and related gross unrealized gains and losses for securities available for sale, were as follows:
Available for sale

		Gross	Gross
	Fair	Unrealized	Unrealized
Available for Sale	Value	Gains	Losses
	(In thousands)
2008
U.S. Government and agency	$17,061	$265	$—
Mortgage-backed	9,629	78	(38)
State and municipal	5,955	77	(56)
Money market preferred stock	4,793	—	—

	$37,438	$420	$(94)

2007
U.S. Government and agency	$12,304	$111	$(1)
Mortgage-backed	10,238	39	(31)
State and municipal	3,951	31	(2)
Money market preferred stock	14,000	—	—

	$40,493	$181	$(34)

The year end carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:
Held to Maturity

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
Held to Maturity	Amount	Gains	Losses	Value
	(In thousands)
2008
U.S. Government agency	$2,001	$19	$—	$2,020
State and municipal	8,882	236	(19)	9,099

	$10,883	$255	$(19)	$11,119

2007
State and municipal	$8,789	$118	$(25)	$8,882

Scheduled maturities of the fair value of securities available for sale and the carrying amount of held to maturity securities at December 31, 2008, were as follows:

	Due in	Due from	Due from	Due
	One year	One to	Five to	After ten
	Or less	Five years	Ten years	Years	Total
	(In thousands)
U.S. Government and agency	$12,196	$6,864	$—	$—	$19,060
Mortgage-backed	1,874	7,755	—	—	9,629
State and municipial	3,138	6,584	3,442	1,675	14,839
Money market prefd stock	4,793	—	—	—	4,793

	$22,001	$21,203	$3,442	$1,675	$48,321

Yield	4.45%	4.70%	5.43%	6.61%	4.70%

The Company held securities exceeding 10% of shareholders’ equity for the following states (including its political subdivisions) at December 31, 2008:

	Book	Fair
	Value	Value
	(In thousands)
Michigan	$9,291	$9,465
Loans
The following is a summary of loans at December 31:

	2008	2007	2006	2005	2004
	(In thousands)
Residential real estate	$77,734	$83,264	$82,842	$83,234	$83,364
Consumer	7,518	8,709	9,444	9,922	8,699
Commercial real estate	67,282	68,445	61,740	53,133	43,336
Commercial	9,314	14,234	13,208	10,037	9,220

	161,848	174,652	167,234	156,326	144,619
Deferred loan origination fees, net	(82)	(28)	(6)	(8)	(11)
Allowance for loan losses	(1,996)	(1,670)	(1,498)	(1,456)	(1,350)

	$159,770	$172,954	$165,730	$154,862	$143,258

Maturity and Rate Sensitivity of Selected Loans
The following table presents the remaining maturity of total loans outstanding excluding residential real estate and consumer loans at December 31, 2008, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity of changes in interest rates.

Total
(In thousands)
In one year or less	$34,681
After one year but within five years:
Interest rates are floating or adjustable	32
Interest rates are fixed or predetermined	37,997
After five years:
Interest rates are floating or adjustable	—
Interest rates are fixed or predetermined	3,886

$76,596

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

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$1,670	$1,498	$1,456	$1,350	$1,575

Less charge-offs:
Residential real estate	373	57	2	—	33
Consumer	214	59	63	28	43
Commercial real estate	836	—	—	—	—
Commercial	128	10	39	—	166

Total charge-offs:	1,551	126	104	28	242

Recoveries:
Residential real estate	3	5	6	7	1
Consumer	25	16	19	7	8
Commercial real estate	13	—	—	—	—
Commercial	5	2	1	—	8

Total recoveries	46	23	26	14	17

Net charge-offs	1,505	103	78	14	225

Provision charged to expense	1,831	275	120	120	—

Allowance for loan losses, end of period	$1,996	$1,670	$1,498	$1,456	$1,350

	2008	2007	2006	2005	2004
	Dollars in thousands)
Total loans outstanding at end of period	$161,848	$174,652	$167,234	$156,326	$144,619

Average loans outstanding for the year	$170,355	$172,144	$163,146	$149,681	$143,800

Ratio of net charge-offs to daily average loans outstanding	0.88%	0.06%	0.05%	0.01%	0.16%

Ratio of net charge-offs to total loans outstanding	0.93%	0.06%	0.05%	0.01%	0.16%

The allocation of the allowance for loan losses for the years ended December 31 is:

	Residential		Commercial
	Real Estate	Consumer	Real Estate	Commercial	Unallocated	Total
	(Dollars in thousands)
2008 Allowance amount	$169	$52	$1,311	$379	$85	$1,996
% of Total loans	48.0%	4.6%	41.6%	5.8%		100.0%
2007 Allowance amount	$446	$97	$814	$268	$45	$1,670
% of Total loans	47.7%	5.0%	39.2%	8.1%		100.0%
2006 Allowance amount	$437	$98	$655	$228	$80	$1,498
% of Total loans	49.5%	5.7%	36.9%	7.9%		100.0%
2005 Allowance amount	$299	$35	$829	$163	$130	$1,456
% of Total loans	53.2%	6.3%	34.0%	6.5%		100.0%
2004 Allowance amount	$223	$39	$118	$74	$896	$1,350
% of Total loans	57.6%	6.0%	30.0%	6.4%		100.0%
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
The following is a summary of nonaccrual, past due and restructured loans as of December 31:

	2008	2007	2006	2005	2004
	(In thousands)
Nonaccrual loans	$5,356	$831	$—	$—	$—
Loans past due 90 days or more	295	387	177	255	674
Troubled debt restructurings	393	—	—	—	—

	$6,044	$1,218	$177	$255	$674

Deposits
The following table presents the remaining maturity of time deposits individually exceeding $100,000 at December 31, 2008. Dollars are reported in thousands.

3 Months or less	$4,094
Over 3 Months to 6 Months	2,292
Over 7 Months through 12 Months	6,108
Over 12 Months	15,002

$27,496

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included in page 1 of Registrant’s 2008 Annual Report, which is incorporated herein by reference.
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
In addition, Federal legislation prohibits acquisition of “control” of a bank or bank holding company without prior notice to certain federal bank regulators. “Control” in certain cases may include the acquisition of as little as 10% of the outstanding shares of capital stock.
The Company’s cash revenues are derived primarily from dividends paid by the Bank. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends declared by the bank in any calendar year exceeds the total bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be “undercapitalized.”
The Bank is a national banking association and as such is subject to the regulations of, and supervision and regular examination by, the Office of the Comptroller of the Currency (“OCC”). Deposit accounts of the bank are insured by the

Federal Deposit Insurance Corporation (“FDIC”). Requirements and restrictions under the laws of the State of Michigan and Title 12 of the United States Code include the requirements that banks maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by a bank, and the interest that may be charged thereon, restrictions on the payment of interest on certain deposits, and restrictions relating to investments and other activities of a bank. The Federal Reserve Board has established guidelines for risk based capital by bank holding companies. These guidelines establish a risk adjusted ratio relating capital to risk-weighted assets and off-balance sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of capital requirements.
An analysis of the Bank’s regulatory capital requirements at December 31, 2008 is presented on page 31 of the Registrant’s 2008 Annual Report in Note 16 Regulatory Capital to the Company’s consolidated financial statements, which is incorporated herein by reference.
The Bank is participating in the FDIC’s Transaction Account Guarantee Program (TAGP), which provides FDIC insurance coverage for all non-interest and certain interest bearing transaction accounts through December 31, 2009. FDIC coverage on interest bearing transaction accounts is limited to those paying rates no higher than 0.50%. The initial increase in FDIC insurance coverage was limited to savings accounts with maximum coverage of $250,000; TAGP effectively provides 100% FDIC coverage of all funds on deposit in covered transaction accounts through December 31, 2009. Additionally, under its Debt Guarantee Program (DGP), the FDIC will guarantee the payment of newly issued senior unsecured debt of a financial institution based on the earlier of the maturity date of the debt or June 30, 2012. As there is no cost until the FDIC-guarantee is accessed, the Bank is participating in the DGP although it has no debt and does not anticipate incurring any debt.
In light of current conditions in the U.S. and global financial markets, regulators have increased their focus on regulation of the financial services industry. Proposals that could intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress, in state legislatures and from applicable regulatory authorities. These proposals may change banking statutes and regulations and, as a result, our operating environment. We cannot forecast whether any of these proposals or regulations will be enacted and, if enacted, the effect that they would have on our business, results of operation or financial condition.
ITEM 1A-Risk Factors
Not applicable.
ITEM 1B-Unresolved Staff Comments
Not applicable.
ITEM 2-Properties
The Company and the Bank have their primary office at 303 North Main Street, Cheboygan, Michigan. In addition, the Bank owns and operates the following facilities: Cheboygan South, 10854 North Straits Highway; Onaway Office, 20581 W. State Street, Onaway; Mackinaw City Office, 580 S. Nicolet Street, Mackinaw City; Pellston Office, 200 Stimpson, Pellston; Indian River Office, 3990 Straits Highway, Indian River and Downtown drive-in, 414 Division Street, Cheboygan. The Bank had previously operated a drive-in facility at 816 East State Street, Cheboygan, but is closing the location for operations as of March 27, 2009. During 2006 the Bank constructed a new facility in Littlefield Township just south of Alanson, Emmet County. The new facility was opened in January 2007 and is located at 8011 S. US 31, Alanson. All properties are owned by the Bank free of any mortgages or encumbrances but for the Littlefield Township property upon which there is a purchase money mortgage which was entered into to accommodate the seller.

ITEM 3-Legal Proceedings
Neither the Company nor the Bank is a party to any pending legal proceedings other than the routine litigation that is incidental to the business of banking.
ITEM 4-Submission of Matters to a Vote of Security Holders
There have been no matters submitted to a vote of security holders during the fourth quarter of 2008.
PART II
ITEM 5-Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the Over-the-counter Bulletin Board under the symbol “CNBZ”. All trades are handled on a direct basis between buyer and seller. The Bank acts as the Company’s transfer agent. The principal market for the Company’s stock consists of existing shareholders, family members of existing shareholders and individuals in the service area.
The information detailing the range of high and low selling prices of known transactions for the Company’s common stock and cash dividends declared for each full quarterly period within the two most recent fiscal years can be found under the caption “Financial Highlights” on page 1 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008, which is hereby incorporated by reference.
The information which indicates the amount of common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 9 on page 23 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008, which is hereby incorporated by reference.
There are approximately 1,000 shareholders of record of common stock of the Company as of January 31, 2009.
During 2008 the Company declared regular dividends of $0.72 and during 2007 declared regular dividends of $1.68 per share plus a special dividend of $0.60 per share. The information detailing the cash dividends declared within the two most recent fiscal years can be found under the caption “Financial Highlights” on page 1 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008, which is hereby incorporated by reference. These have resulted in a dividend payout ratio averaging 64.1% for the past three years.
The Federal Reserve Board’s policy of Cash Dividends by Bank Holding Companies restricts the payment of cash dividends based on the following criteria: (1) the Company’s net income from operations over the past year must be sufficient to fully fund the dividend and (2) the prospective rate of earnings retention must be consistent with the Company’s capital needs, asset quality and overall financial condition.
ITEM 6-Selected Financial Data
The information required by this item is included on Page 1 under the caption “Financial Highlights” of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008, which is hereby incorporated by reference.

ITEM 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is included on pages 36 through 51 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008, which is hereby incorporated by reference.
ITEM 7A-Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is included on pages 44 through 45 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008, which is hereby incorporated by reference.
ITEM 8-Financial Statements and Supplementary Data
This information is included on pages 2 through 35 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008, which is hereby incorporated by reference.
ITEM 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
ITEM 9A-Controls and Procedures
Disclosure Controls and Procedures
Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, that are designed to cause the material information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.
As of the end of the period covered by this report, the Company performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level.
Report on Management’s Assessment of Internal Control over Financial Reporting
The management of CNB Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2008, management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2008.
Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting.”

/s/ Susan A. Eno	/s/ Shanna L. Hanley

Susan A. Eno	Shanna L. Hanley
President and Chief Executive Officer	Treasurer (Principal Financial Officer)
Changes in Internal Control over Financial Reporting
No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B-Other Information
None.

PART III
ITEM 10-Directors, Executive Officers and Corporate Governance
Certain information required by this item is included under the captions “Information about Director Nominees,” “Committees and Meetings of the Board of Directors,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the annual meeting of shareholders scheduled for May 19, 2009, which is hereby incorporated by reference.
Information about the executive officers of the Corporation is set forth below.

Name and Age	Position

Vincent J. Hillesheim, 58	Chairman of the Corporation and Citizens National Bank of Cheboygan. Mr. Hillesheim was elected Chairman in 2006.

Susan A. Eno, 54	Chief Executive Officer and President of the Corporation and Citizens National Bank of Cheboygan. Ms. Eno has been an officer of the Corporation since 1996 and an employee of the Bank since 1971. She has been in her current position since January 1, 2008 and was in her previous position as Executive Vice President and Secretary of the Corporation and Executive Vice President and Cashier of Citizens National Bank of Cheboygan for more than 11 years.

Douglas W. Damm, 55	Senior Vice President of the Corporation and Citizens National Bank of Cheboygan. Mr. Damm has been an officer of the Corporation since 2003 and an employee of the Bank since 1987. He has been in his current position for more than 21 years and has 30 years experience in the banking business.

Shanna L. Hanley, 31	Treasurer of the Corporation; Vice President and Senior Controller of Citizens National Bank of Cheboygan. Ms. Hanley joined the Bank during 2005.
Item 11-Executive Compensation
The information required by this item is included under the caption “Compensation Discussion and Analysis” of the Company’s proxy statement for the annual meeting of shareholders scheduled for May 19, 2009, which is hereby incorporated by reference.
Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the caption “Ownership of Common Stock” of the Company’s proxy statement for the annual meeting of shareholders scheduled for May 19, 2009, which is hereby incorporated by reference.
The information required by this item is included under the caption “Securities Authorized for Issuance Under Equity Compensation Plan Information” in the Company’s proxy statement for the annual meeting of shareholders scheduled for May 19, 2009, which is hereby incorporated by reference.

Item 13-Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the caption “Certain Relationships and Related Transactions” in the Company’s proxy statement for the annual meeting of shareholders scheduled for May 19, 2009, which is hereby incorporated by reference.
Item 14-Principal Accountant Fees and Services
The information required by this item is included under the caption “Independent Auditors” in the Company’s proxy statement for the annual meeting of shareholders scheduled for May 19, 2009, which is hereby incorporated by reference.
PART IV
Item 15-Exhibits and Financial Statement Schedules
(a)	(1) Financial Statements. The following financial statements, notes to financial statements and independent report of CNB Corporation and its subsidiary are referenced in Item 8 of this report and are hereby incorporated by reference:

Consolidated Balance Sheets-December 31, 2008 and 2007.

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm dated March 26, 2009.

(2) Financial Statement Schedules. Not applicable

(3) Exhibits.
(3a) Articles of Incorporation. Previously filed as exhibit to the registrant’s Form 10-KSB filed April 26, 1996, and hereby incorporated by reference.
(3b) By-Laws as amended through March 25, 2004. Previously filed as Exhibit 3b to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed December 27, 2004, and hereby incorporated by reference.
(10)  1996 Stock Option Plan. Previously filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 1996 and hereby incorporated by reference.
(11) Statement regarding computation of per share earnings. This information is disclosed in Note 11 to the Company’s Financial Statements for the year ended December 31, 2008, which are included in the annual report to shareholders for the year ended December 31, 2008 which is filed as Exhibit 13 to the

Company’s Form 10-K for the fiscal year ended December 31, 2008, and hereby incorporated by reference.
(13) Annual report to shareholders for the year ended December 31, 2008. (filed herewith).
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
CNB CORPORATION
(Registrant)
Date: March 26, 2009

/s/ Susan A. Eno

Susan A. Eno
President and Chief Executive Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2009.

/s/ Steven J. Baker	/s/ Kathleen A. Lieder	/s/ Shanna L. Hanley

Steven J. Baker	Kathleen A. Lieder	Shanna L. Hanley
Director	Director	Treasurer (Principal Financial and Accounting Officer)

/s/ James C. Conboy, Jr.	/s/ John L. Ormsbee

James C. Conboy, Jr.	John L. Ormsbee
Director	Director

/s/ Kathleen M. Darrow	/s/ R. Jeffery Swadling

Kathleen M. Darrow	R. Jeffery Swadling
Director	Director

/s/ Thomas J. Ellenberger	/s/ Francis J. VanAntwerp, Jr.

Thomas J. Ellenberger	Francis J. VanAntwerp, Jr.
Director	Director

/s/ Vincent J. Hillesheim	/s/ Susan A. Eno

Vincent J. Hillesheim	Susan A. Eno
Director	Director
Chairman	President and Chief Executive Officer

EXHIBIT INDEX
(3a) Articles of Incorporation. Previously filed as an exhibit to the registrant’s Form 10-KSB filed April 26, 1996 and hereby incorporated by reference.
(3b) By-Laws as amended through March 25, 2004. Previously filed as Exhibit 3b to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed December 27, 2004, and hereby incorporated by reference.
(10) 1996 Stock Option Plan. Previously filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 1996 and hereby incorporated by reference.
(11) Statement regarding computation per share earnings. This information is disclosed in Note 11 to the Company’s Financial Statements for the year ended December 31, 2008 which are included in the annual report to shareholders for the year ended December 31, 2008 which is filed as Exhibit 13 to the Company’s Form 10-K for the fiscal year ended December 31, 2008, and hereby incorporated by reference.
(13) Annual report to shareholders for the year ended December 31, 2008. (filed herewith)
(21) Subsidiaries of the Company. (filed herewith)
(23) Consent of Independent Registered Public Accounting firm. (filed herewith)
(31.1) Certification of Chief Executive Officer. (filed herewith)
(31.2) Certification of Chief Financial Officer. (filed herewith)
(32.1) Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)