Form 10-Q
period 2009-03-31
CNB CORP /MI/
filed 2009-05-15
CIK 779125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission file # 033-00737
CNB CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2662386
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
303 North Main Street, Cheboygan MI 49721
(Address of principal executive offices, including Zip Code)
(231) 627-7111
(Registrant’s telephone number, including area code)
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of May 8, 2009 there were 1,213,598 shares of the issuer’s common stock outstanding.

CNB CORPORATION
Index

PART I — FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS (CONDENSED)
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$7,001	$5,188
Interest-bearing deposits with other financial institutions	5,001	—
Federal funds sold	11,205	18,098

Total cash and cash equivalents	23,207	23,286

Time Deposits with other financial institutions	5,737	5,757
Securities available for sale	40,617	37,438
Securities held to maturity (market value of $10,935 in 2009 and $11,119 in 2008)	10,390	10,883
Other securities	1,008	1,008
Loans, held for sale	2,255	201
Loans, net of allowance for loan losses of $2,172 in 2009 and $1,996 in 2008	163,958	159,569
Premises and equipment, net	6,100	6,019
Other assets	9,973	9,755

Total assets	$263,245	$253,916

LIABILITIES
Deposits
Noninterest-bearing	$36,193	$37,163
Interest-bearing	203,824	193,380

Total deposits	240,017	230,543
Other liabilities	5,500	5,833

Total liabilities	245,517	236,376

SHAREHOLDERS’ EQUITY
Common stock — $2.50 par value; 2,000,000 shares authorized; and 1,213,598 shares issued and outstanding in 2009 and 2008	3,034	3,034
Additional paid-in capital	19,509	19,509
Retained earnings	(3,249)	(3,571)
Accumulated other comprehensive loss, net of tax	(1,566)	(1,432)

Total shareholders’ equity	17,728	17,540

Total liabilities and shareholders’ equity	$263,245	$253,916

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

	Three months ended
	March 31,
	2009	2008
	(Unaudited)
INTEREST INCOME
Loans, including fees	$2,597	$3,122
Securities
Taxable	419	497
Tax exempt	129	132
Other interest income	62	137

Total interest income	3,207	3,888

INTEREST EXPENSE ON DEPOSITS	989	1,345

NET INTEREST INCOME	2,218	2,543

Provision for loan losses	275	431

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,943	2,112

NONINTEREST INCOME
Service charges and fees	265	279
Net realized gains from sales of loans	88	37
Loan servicing fees, net of amortization	(48)	23
Other income	76	61

Total noninterest income	381	400

NONINTEREST EXPENSES
Salaries and employee benefits	842	966
Deferred compensation	78	86
Pension	62	29
Hospitalization	141	154
Occupancy	290	292
Supplies	36	41
Legal and professional	99	87
Securities write-down, net	37	—
Other expenses	365	288

Total noninterest expense	1,950	1,943

INCOME BEFORE INCOME TAXES	374	569

Income tax expense	52	102

NET INCOME	$322	$467

TOTAL COMPREHENSIVE INCOME	$1	$634

Return on average assets (annualized)	0.50%	0.72%
Return on average equity (annualized)	7.28%	7.55%

Basic earnings per share	$0.27	$0.38
Diluted earnings per share	$0.27	$0.38

Dividends declared per share	$—	$0.42
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

	Three months ended March
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net Income	$322	$467
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and accretion, net	161	159
Provision for loan losses	275	431
Loans originated for sale	(7,162)	(3,034)
Proceeds from sales of loans originated for sale	7,012	1,893
Gain on sales of loans	(88)	(37)
Gain on sales of other real estate owned properties	—	(7)
Other real estate owned writedowns/losses	18	25
Net losses on impairment of investment securities	37	—
Increase (decrease) in deferred tax benefit	165	(86)
(Increase) decrease in other assets	(305)	270
Increase (decrease) in other liabilities	(335)	31

Total adjustments	(222)	(355)

Net cash provided by operating activities	100	112

Cash flows from investing activities
Proceeds from maturities of securities available for sale	6,253	8,810
Purchase of securities available for sale	(9,707)	(1,770)
Proceeds from maturities of securities held to maturity	497	415
Purchase of securities held to maturity	—	(89)
Proceeds from maturities of time deposits	20	—
Net change in portfolio loans	(6,505)	(894)
Premises and equipment expenditures	(211)	(14)

Net cash (used in) provided by investing activities	(9,653)	6,458

Cash flows from financing activities
Net increase in deposits	9,474	7,706
Dividends paid	—	(1,233)

Net cash provided by financing activities	9,474	6,473

Net change in cash and cash equivalents	(79)	13,043

Cash and cash equivalents at beginning of year	23,286	17,272

Cash and cash equivalents at end of period	$23,207	$30,315

Cash paid during the period for:
Interest	$982	$1,328
Income taxes	—	—
Non-cash transactions:
Transfer from loans to other real estate owned	156	170
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
Note 1-Basis of Presentation
The consolidated financial statements include the accounts of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) and the Bank’s wholly owned subsidiary CNB Mortgage Corporation. All significant intercompany accounts and transactions are eliminated in the consolidation process. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the CNB Corporation’s Form 10-K for the year ended December 31, 2008.
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
Fair Value
The following tables present information about the Company’s assets measured at fair value on a recurring basis at March 31, 2009, and the valuation techniques used by the Company to determine those fair values.
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

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements required judgment and considers factors specific to each asset or liability.
Disclosures concerning assets measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009
(dollars in thousands)

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Significant	Balance at
	Identical Assets	Inputs	Unobservable	March 31,
	(Level 1)	(Level 2)	Inputs (Level 3)	2009
Assets
Investment securities-available-for-sale	$30,346	$4,439	$5,832	$40,617
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment
securities-
available-for-
sale
Balance at December 31, 2008	$5,954
Total realized and unrealized gains (losses) included in income	—
Total unrealized gains (losses) included in other comprehensive income	93
Net purchases, sales, calls and maturities	(215)
Net transfers in/out of Level 3	—
Balance at March 31, 2009	$5,832

Available-for-sale investment securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities. The Company estimates the fair value of these assets based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.
Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2009
(dollars in thousands)

		Prices in
		Active
		Markets for	Significant		Total Losses
		Identical	Other	Significant	for the Period
	Balance at March	Assets	Observable	Unobservable	Ended March
	31, 2009	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	31, 2009
Assets
Impaired loans accounted for under FAS 114	$243			$243	$13
Other real estate owned	931			931	16
Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The other real estate owned losses for the period ending March 31, 2009 represents charge-offs of loan balances written down through the allowance for loan losses.
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
Stock Options

The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended March 31, 2009 and 2008.
Due to the plan end date, there are no options available for grant as of March 31, 2009 and 2008.
Information about options outstanding and options exercisable follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
Balance at January 1, 2009	10,546	$52.74
Options exercised	—	—
Options expired	—	—
Options forfeited	—	—

Balance at March 31, 2009	10,546	$52.74	2.7 years	$—

There were no options exercised during the three months ended March 31, 2009 and 2008 therefore the aggregate intrinsic value of options exercised was $0 for both periods. There were no shares vested for the same periods. Also, there was no cash received or tax benefits realized from option exercises during the same periods

There have been no significant changes in the Company’s critical accounting policies since December 31, 2008.
Note 2-Earnings Per Share
Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three month period ending March 31, 2009 the weighted average shares outstanding in calculating basic and diluted earnings per share was 1,213,598. As of March 31, 2009 all of the 10,546 outstanding share options were not considered in the earnings per share calculation because they were antidilutive. For the three month period ending March 31, 2008 the weighted average shares outstanding in calculating basic and diluted earnings per share were 1,213,632.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) and the Bank’s wholly owned subsidiary CNB Mortgage Corporation for the three month period ending March 31, 2009.
Critical Accounting Policies
Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in fact and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities. The Company’s critical accounting policies are described in the Management Discussion and Analysis section of its 2008 Annual Report.
Financial Condition
As of March 31, 2009 total assets of the company were $263.3 million which represents an increase of $9.3 million or 3.7% from December 31, 2008. The Company recognized an increase in the loan portfolio of $6.7 million or 4.1% while deposits increased $9.5 million.
Securities
The securities portfolio increased $2.7 million since December 31, 2008. The available for sale portfolio remained unchanged at 78.1%of the investment portfolio at March 31, 2009 and December 31, 2008.
The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Available for Sale
March 31, 2009
U.S. Government and agency	$21,624	$175	$(4)
Mortgage-backed	7,724	152	—
State and municipal	5,833	167	(50)
Corporate Obligations	997	—	—
Auction rate securities	2,600	600	—
Preferred Shares	1,839	2	(920)

	$40,617	$1,096	$(974)

December 31, 2008
U.S. Government and agency	$17,061	$265	$—
Mortgage-backed	9,629	78	(38)
State and municipal	5,955	77	(56)
Auction rate securities	4,793	—	—

	$37,438	$420	$(94)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Held to Maturity
March 31, 2009
U.S. Government and agency	$2,005	$15	$—	$2,020
State and municipal	8,385	555	(24)	8,916

	10,390	570	(24)	10,936

December 31, 2008
U.S. Government and agency	$2,001	$19	$—	$2,020
State and municipal	8,882	236	(19)	9,099

	10,883	255	(19)	11,119

The carrying amount and fair value of securities by contractual maturity at March 31, 2009 are shown below, in thousands of dollars.

	Available for sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value
Due in one year or less	$5,081	$1,979	$1,980
Due from one to five years	17,771	4,979	5,356
Due from five to ten years	4,263	2,652	2,806
Due after ten years	1,339	780	793

	28,454	10,390	10,935
Subtotal

Mortgage-backed securities	7,724	—	—
Auction Rate Securities	2,600	—	—
Preferred Shares	1,839	—	—

	$40,617	$10,390	$10,935

Loans
Net loans at March 31, 2009 increased $6.4 million from December 31, 2008. The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 2009 and December 31, 2008 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at March 31, 2009 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 12.6% of total loans.

	March 31, 2009		December 31, 2008
	Balance	% of total	Balance	% of total
Portfolio loans:
Residential real estate	$85,662	50.84%	$77,734	48.03%
Consumer	7,227	4.29%	7,518	4.65%
Commercial real estate	66,704	39.58%	67,282	41.57%
Commercial	8,920	5.29%	9,314	5.75%

Gross Loans	168,513	100.00%	161,848	100.00%

Deferred loan origination fees, net	(128)		(82)
Allowance for loan losses	(2,172)		(1,996)

Loans, net	$166,213		$159,770

Allowance and Provision for Loan Losses
An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, follows:

	2009	2008
Beginning balance	$1,996	$1,670
Provision for loan losses	275	431
Charge-offs	(121)	(316)
Recoveries	22	10

Ending balance	$2,172	$1,795

Since December 31, 2008 commercial real estate mortgages have decreased $578,000 while consumer mortgages have increased $7.9 million. This increase in residential real estate loans is primarily due to in house mortgages being refinanced from mortgages that were sold in the secondary market due to a mortgage loan special offered by the Bank in February 2009 and the Bank’s stronger emphasis on residential real estate lending. Management continually monitors its allowance for loan losses and as a result of this monitoring process recorded a loan loss provision of $275,000 for the first three months of 2009 compared to the prior year amount of $431,000 in the first three months of 2008. The amount of provisions for loan losses recognized by the Company is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.
Credit Quality
At the May 8, 2008 Board of Directors meeting, the Board approved changes to the Bank’s loan policy to improve and clarify the Bank’s lending practices. The lending staff continues to be well-trained and experienced. The Company has experienced a continued decrease in the quality of its loan portfolio as a result of persisting deterioration of the Michigan economy and the results of recognizing and working out of problem commercial real estate credits. The Company maintains an acceptable level of asset quality as a result of actively managing delinquencies, nonperforming assets and potential loan problems. The Company performs an ongoing review of all large credits to watch for any deterioration in quality. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans in (1) above); and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate amount of nonperforming loans is shown in the table below.

	March 31,	December 31,
	2009	2008
	(dollars in thousands)
Nonaccrual	$6,872	$5,356
Loans past due 90 days or more	443	295
Troubled debt restructurings	260	393

Total nonperforming loans	$7,575	$6,044

Percent of gross loans	4.50%	3.73%
At March 31, 2009, total nonperforming assets increased by $1.5 million from December 31, 2008. The Bank is closely monitoring and managing nonperforming loans. Nonaccrual loans increased to $6.9 million since December 31, 2008. Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest. The increase in non-performing loans was due to continued deteriorating credit quality. Uncertainty in the local economic conditions also contributed to the weakness in credit quality.
The Company had 43 problem loans that were reviewed for impairment totaling $7.8 million as of March 31, 2009. 14 of the 43 loans were considered impaired and have a valuation allowance against loss potential. The balance of these 14 loans at March 31, 2009 totaled $2.7 million and the valuation allowance was $516,000.
Because of the continuing efforts to identify and analyze the overall amount of credit risk in the Company’s loan portfolio, the Company expects the level of non-performing loans to remain at current levels throughout the remainder of 2009. The Bank believes it is adequately reserved on these loans.
Deposits
Deposits at March 31, 2009 increased $9.5 million since December 31, 2008. This increase is due primarily to regular deposit seasonality. The Bank also continues to grow deposits in its new Alanson market. Interest-bearing deposits increased $10.4 million or 5.4% for the three months ended March 31, 2009, while noninterest-bearing deposits decreased $970,000 or 2.6%. As stated above, this increase in deposits is due for the most part to regular seasonal activity in deposits.
Liquidity and Capital
The Company maintains an adequate liquidity position in order to respond to extensions of credit, the short-term demand for funds caused by withdrawals from deposit accounts, and for the payment of operating expenses. Maintaining adequate liquidity is accomplished through the management of a combination of liquid assets — those which can be converted into cash — and access to additional sources of funds. If necessary, additional sources of funds include Federal Home Loan Bank advances and Federal Reserve Discount Window availability. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as “available for sale” and maturing loans. The company does not rely on borrowings for sources of liquidity. Liquidity management is both a daily and long-term function of business management. Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments and loans. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.
The Company’s balances of cash and cash equivalents remained relatively unchanged with a decrease of $79,000 or 0.3%. During the three month period ending March 31, 2009, $100,000 in cash was provided by operating activities. Investing activities utilized $9.7 million during the three months ended March 31, 2009, primarily due to purchases of available for sale securities and financing activities provided $9.5 million.
As of March 31, 2009, the Company had $11.2 million in federal funds sold, $40.6 million in securities available for sale and $2.0 million in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 22.4% of total deposits as of March 31, 2009.
Total equity of the Company at March 31, 2009 was $17.7 million compared to $17.5 million at December 31, 2008. The increase in equity for the three months ended March 31, 2009 includes an increase in retained earnings from net income and net changes related to accumulated other comprehensive loss.

RESULTS OF OPERATIONS
CNB Corporation’s 2009 net income for the first three months was $322,000, a decrease of $145,000 compared to 2008 results. This decrease in net income can be attributed in part to increased FDIC assessments and a securities write-downs related to other-than-temporary impairments from the Bank’s holdings in auction rate securities. The Company projects second quarter FDIC insurance premiums to be nearly $400,000 as the result of an emergency special assessment announced by the FDIC in March 2009. Basic and diluted earnings per share were $0.27 for 2009 compared to $0.38 for 2008. The return on assets was .50% for the first three months of the year versus .72% for the same period in 2008. The return on equity was 7.28% compared to 7.55% for the same period last year.
For the first three months of 2009, net interest income was $2.2 million representing a decrease of 12.78% from the same period in 2008. The fully taxable equivalent net interest margin decreased to 3.86% for the three month period ending March 31, 2009 compared to 4.37% for the same period ending March 31, 2008. This change can be attributable to the decreasing interest rate environment which has caused a decrease in interest income on earning assets.
In response to the change in the loan portfolio composition and stabilizing asset quality, management recorded a provision expense of $275,000 in the first three months in 2009 and $431,000 in the first three months in 2008.
Noninterest income for the three months ending March 31, 2008 was $381,000, a decrease of $19,000 or 4.75% from the same period last year. This change between the two periods is attributed, in part, to the Bank’s loan promotion offered in February 2009. The Bank grew its mortgages held for investment with the loan special which caused some of the mortgages sold to the secondary market to refinance. The decrease in the loans sold to the secondary market also causes a decrease in the intangible mortgage servicing asset through a net decrease of the amortization of the loan serving fees.
Noninterest expense for the first three months of 2009 was $2.0 million, an increase of $7,000. Although noninterest expenses did not increase significantly, the mix of expenses has changed. Salaries and employee benefits have decreased due to reductions in staff while FDIC insurance premiums have increased due to the large number of bank failures and the need for the insurance fund to be replenished.
The provision for federal income tax was 13.9% of pretax income for the three months ended March 31, 2009 as compared to 17.9% for the same period in 2008. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.
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
All financial institutions assume interest rate risk as an integral part of normal operations. Managing and measuring interest rate risk is a dynamic, multi-faceted process that ranges from reducing the exposure of the Company’s net interest margin to swings in interest rates, to assuring sufficient capital and liquidity to support future balance sheet growth. The Company manages interest rate risk through the Asset Liability Committee. The Asset Liability Committee is comprised of bank officers from various disciplines. The Committee reviews policies and establishes rates which lead to prudent investment of resources, the effective management of risks associated with changing interest rates, the maintenance of adequate liquidity, and the earning of an adequate return of shareholders’ equity.
Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2008 Management Discussion and Analysis appearing in the December 31, 2008 10K.

ITEM 4-CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report (the “Evaluation Date”) an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Treasurer who serves as our Chief Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Treasurer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that material information relating to the Company known to others within the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Management’s Annual Report on Internal Controls Over Financial Reporting
The management of CNB Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. CNB Corporation’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of its financial statements.
Management of CNB Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report
The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. It meets quarterly with management and the internal auditor and periodically with the independent auditors to ensure that they are carrying out their responsibilities. The independent auditors and the internal auditor have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
Limitations of the Effectiveness of Internal Controls
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective, provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II-OTHER INFORMATION
Item 1-Legal Proceedings
None
Item 1A.-Risk Factors
Not applicable.
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

CNB Corporation (Registrant)

/s/ Susan A. Eno
Date: May 15, 2009	Susan A. Eno
President and Chief Executive Officer

/s/ Douglas W. Damm
Date: May 15, 2009	Douglas W. Damm
Senior Vice President

EXHIBIT INDEX

Number	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of he Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer