Form 10-Q
period 2009-06-30
CNB CORP /MI/
filed 2009-08-13
CIK 779125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission file # 033-00737
CNB CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2662386 (I.R.S. Employer Identification No.)
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES  ☐     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 or the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 7, 2009 there were 1,213,598 shares of the issuer’s common stock outstanding.

CNB CORPORATION
Index

PART I — FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS (CONDENSED)
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$8,810	$5,188
Federal funds sold	8,915	18,098

Total cash and cash equivalents	17,725	23,286

Time Deposits with other financial institutions	6,792	5,757
Securities available for sale	44,150	37,438
Securities held to maturity (market value of $8,282 in 2009 and $11,119 in 2008)	8,652	10,883
Other securities	1,008	1,008
Loans, held for sale	1,691	201
Loans, net of allowance for loan losses of $2,212 in 2009 and $1,996 in 2008	160,540	159,569
Premises and equipment, net	6,006	6,019
Other assets	11,385	9,755

Total assets	$257,949	$253,916

LIABILITIES
Deposits
Noninterest-bearing	$41,252	$37,163
Interest-bearing	191,689	193,380

Total deposits	232,941	230,543
Other liabilities	5,730	5,833

Total liabilities	238,671	236,376

SHAREHOLDERS’ EQUITY
Common stock — $2.50 par value; 2,000,000 shares authorized; and 1,213,598 shares issued and outstanding in 2009 and 2008	3,034	3,034
Additional paid-in capital	19,509	19,509
Retained earnings (accumulated deficit)	(2,444)	(3,571)
Accumulated other comprehensive loss, net of tax	(821)	(1,432)

Total shareholders’ equity	19,278	17,540

Total liabilities and shareholders’ equity	$257,949	$253,916

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2008	2009	2008
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$2,637	$2,918	$5,234	$6,040
Securities
Taxable	332	430	751	927
Tax exempt	125	148	254	280
Other interest income	57	83	119	220

Total interest income	3,151	3,579	6,358	7,467

INTEREST EXPENSE ON DEPOSITS	932	1,211	1,921	2,556

NET INTEREST INCOME	2,219	2,368	4,437	4,911

Provision for loan losses	225	300	500	731

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,994	2,068	3,937	4,180

NONINTEREST INCOME
Service charges and fees	277	304	542	583
Net realized gains from sales of loans	184	46	272	83
Loan servicing fees, net of amortization	(27)	37	(75)	60
Gain on the sale of investment securities	620	—	620	—
Other income	115	59	191	120

Total noninterest income	1,169	446	1,550	846

NONINTEREST EXPENSES
Salaries and employee benefits	1,031	1049	2,076	2,198
Director Deferred compensation	80	92	158	178
Occupancy	256	259	546	551
Legal and professional	169	115	268	202
Securities impairment write-down	—	—	37	—
FDIC insurance premiums	274	26	374	33
Expenses relating to ORE property	246	88	288	113
Other expenses	290	309	549	606

Total noninterest expense	2,346	1,938	4,296	3,881

INCOME BEFORE INCOME TAXES	817	576	1,191	1,145

Income tax expense	12	114	64	216

NET INCOME	$805	$462	$1,127	$929

TOTAL COMPREHENSIVE INCOME	$1,550	$(85)	$1,738	$549

Return on average assets (annualized)	1.25%	0.71%	0.87%	0.71%
Return on average equity (annualized)	17.72%	7.53%	11.72%	7.54%

Basic earnings per share	$0.66	$0.38	$0.93	$0.77
Diluted earnings per share	$0.66	$0.38	$0.93	$0.77

Dividends declared per share	$—	$0.30	$—	$0.72
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

	Six months ended June 30,
	2009	2008
	(Unaudited)

Cash flows from operating activities
Net Income	$1,127	$929
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and accretion, net	366	335
Provision for loan losses	500	731
Loans originated for sale	(16,261)	(2,136)
Proceeds from sales of loans originated for sale	14,733	2,049
Gain on sales of loans	(272)	(83)
Gain on sales of other real estate owned properties	(3)	(7)
Other real estate owned writedowns/losses	208	25
Net losses on impairment of investment securities	37	—
Increase (decrease) in deferred tax benefit	(315)	196
(Increase) decrease in other assets	(606)	(157)
Increase (decrease) in other liabilities	(103)	98

Total adjustments	(1,716)	1,051

Net cash (used in) provided by operating activities	(589)	1,980

Cash flows from investing activities
Proceeds from maturities of securities available for sale	16,347	14,109
Purchase of securities available for sale	(21,264)	(15,813)
Proceeds from maturities of securities held to maturity	2,519	2,962
Purchase of securities held to maturity	(1,297)	(3,965)
Proceeds from maturities of time deposits	1,077	—
Purchase of time deposits	(2,112)	—
Net change in portfolio loans	(2,390)	3,051
Premises and equipment expenditures	(250)	(116)

Net cash (used in) provided by investing activities	(7,370)	228

Cash flows from financing activities
Net increase in deposits	2,398	3,782
Dividends paid	—	(1,753)

Net cash provided by financing activities	2,398	2,029

Net change in cash and cash equivalents	(5,561)	4,237

Cash and cash equivalents at beginning of year	23,286	17,272

Cash and cash equivalents at end of period	$17,725	$21,509

Cash paid during the period for:
Interest	$1,948	$2,594
Income taxes	138	169
Non-cash transactions:
Transfer from loans to other real estate owned	1,375	1,099
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
Fair Value Measurements
The following tables present information about the Company’s assets measured at fair value on a recurring basis at June 30, 2009, and the valuation techniques used by the Company to determine those fair values.
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
Disclosures concerning assets measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2009
(dollars in thousands)

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance at
	Identical Assets	Observable Inputs	Unobservable Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Investment securities-available-for-sale	$31,531	$3,978	$8,641	$44,150
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment
securities-
available-for-
sale
Balance at December 31, 2008	$6,954
Total realized and unrealized gains (losses) included in income	—
Total unrealized gains (losses) included in other comprehensive income	597
Net purchases, sales, calls and maturities	1,090
Net transfers in/out of Level 3	—

Balance at June 30, 2009	$8,641

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

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2009
(dollars in thousands)

		Prices in Active
		Markets for	Significant Other	Significant	Total Losses for
	Balance at	Identical Assets	Observable Inputs	Unobservable Inputs	the Period Ended
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Assets
Impaired loans accounted for under FAS 114	$180	—	—	$180	$103
Other real estate owned	989	—	—	989	177
Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The FAS 114 losses for the period ending June 30, 2009 represents charge-offs of loan balances written down through the allowance for loan losses.
The Company’s other real estate owned is held at an estimated realizable value and that value changes periodically with the real estate market. Losses for the period associated with other real estate owned represent valuation adjustments and are write downs through the income statement.
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
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and variable rate loans or deposits that reprice frequently and fully. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis or underlying collateral values, where applicable. The fair value of off-balance sheet items approximates cost and is not considered significant to this presentation.

The estimated values of financial instruments were:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets
Cash and cash equivalents	$17,725	$17,725	$23,286	$23,286
Time Deposits with other financial institutions	6,792	6,792	5,757	5,757
Securities available for sale	44,150	44,150	37,438	37,438
Securities held to maturity	8,652	8,282	10,883	11,119
Other securities	1,008	1,008	1,008	1,008
Loans, net	162,231	163,029	159,770	162,770
Accrued interest receivable on loans	750	750	608	608

Liabilities
Deposits
Noninterest-bearing	$(41,252)	$(41,252)	$(37,163)	$(37,163)
Interest bearing	(191,689)	(192,234)	(193,380)	(194,258)
Accrued interest payable on deposits	(120)	(120)	(147)	(147)
Stock Options
The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended June 30, 2009 and 2008.
Due to the plan end date, there are no options available for grant as of June 30, 2009 and 2008.
Information about options outstanding and options exercisable follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value

Balance at January 1, 2009	10,546	$52.74
Options exercised	—	—
Options expired	—	—
Options forfeited	(315)	47.62

Balance at June 30, 2009	10,231	$52.90	2.4 years	$—

There were no options exercised during the three months ended June 30, 2009 and 2008 therefore the aggregate intrinsic value of options exercised was $0 for both periods. There were no shares vested for the same periods. Also, there was no cash received or tax benefits realized from option exercises during the same periods
There have been no significant changes in the Company’s critical accounting policies since December 31, 2008.

Note 2-Earnings Per Share
Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and six month periods ending June 30, 2009 the weighted average shares outstanding in calculating basic and diluted earnings per share were 1,213,598. As of June 30, 2009 there were 10,231 options not considered in the three and six month earnings per share calculations because they were antidilutive. For the three and six month periods ending June 30, 2008 the weighted average shares outstanding in calculating basic and diluted earnings per share were 1,213,632. As of June 30, 2008 there were 17,972 options not considered in the three and six month earnings per share calculations because they were antidilutive.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) and the Bank’s wholly owned subsidiary CNB Mortgage Corporation for the six month period ending June 30, 2009.
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
Financial Condition
As of June 30, 2009 total assets of the company were $257.9 million which represents an increase of $4.0 million or 1.6% from December 31, 2008. The Company recognized an increase in the loan portfolio of $2.8 million or 1.7% while deposits increased $2.4 million.
Securities
The securities portfolio increased $4.5 million since December 31, 2008. The available for sale portfolio increased to 82.0% of the investment portfolio at June 30, 2009 compared to 78.1% at December 31, 2008.
The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

Available for Sale
June 30, 2009
U.S. Government and agency	$25,316	$153	$(12)
Mortgage-backed	6,812	121	—
State and municipal	7,041	103	(118)
Corporate Obligations	1,003	5	—
Auction rate securities	1,600	600	—
Preferred Shares	2,378	400	—

	$44,150	$1,382	$(130)

December 31, 2008
U.S. Government and agency	$17,061	$265	$—
Mortgage-backed	9,629	78	(38)
State and municipal	5,955	77	(56)
Auction rate securities	4,793	—	—

	$37,438	$420	$(94)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value

Held to Maturity
June 30, 2009
State and municipal	$8,652	$84	$(454)	$8,282

December 31, 2008
U.S. Government and agency	$2,001	$19	$—	$2,020
State and municipal	8,882	236	(19)	9,099

	10,883	255	(19)	11,119

The carrying amount and fair value of securities by contractual maturity at June 30, 2009 are shown below, in thousands of dollars.

	Available for sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value

Due in one year or less	$13,104	$310	$310
Due from one to five years	15,196	5,202	5,017
Due from five to ten years	3,791	2,410	2,167
Due after ten years	1,269	730	788

	33,360	8,652	8,282

Subtotal

Mortgage-backed securities	6,812	—	—
Auction Rate Securities	1,600	—	—
Preferred Shares	2,378	—	—

	$44,150	$8,652	$8,282

Loans
Net loans at June 30, 2009 increased $2.5 million from December 31, 2008. The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 2009 and December 31, 2008 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at June 30, 2009 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 14.0% of total loans.

	June 30, 2009		December 31, 2008
	Balance	% of total	Balance	% of total
Portfolio loans:
Residential real estate	$83,615	50.80%	$77,734	48.03%
Consumer	7,237	4.40%	7,518	4.65%
Commercial real estate	65,209	39.61%	67,282	41.57%
Commercial	8,542	5.19%	9,314	5.75%

Gross Loans	164,603	100.00%	161,848	100.00%

Deferred loan origination fees, net	(160)		(82)
Allowance for loan losses	(2,212)		(1,996)

Loans, net	$162,231		$159,770

Since December 31, 2008 commercial real estate mortgages have decreased $2.1 million while consumer mortgages have increased $5.9 million. This increase in residential real estate loans is primarily due to in-house mortgages being refinanced from mortgages that were sold in the secondary market as the result of a mortgage loan special offered by the Bank in February 2009 and the Bank’s stronger emphasis on residential real estate lending. Demand for new commercial loans of any kind has become stagnant and the Bank continues to work with its current borrows and their financial commitments during these tough economic times in Michigan.
Allowance and Provision for Loan Losses
An analysis of the allowance for loan losses, in thousands of dollars, follows:

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2009	2008	2009	2008

Beginning balance	$2172	$1795	$1,996	$1,670
Provision for loan losses	225	300	500	731
Charge-offs	(200)	(457)	(321)	(774)
Recoveries	15	4	37	15

Ending balance	$2,212	$1,642	$2,212	$1,642

Management continually monitors its allowance for loan losses and as a result of this monitoring process recorded a loan loss provision of $500,000 for the first six months of 2009 compared to the prior year amount of $731,000 in the first six months of 2008. The amount of provisions for loan losses recognized by the Company is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.
Credit Quality
The Company has experienced a continued decrease in the quality of its loan portfolio as a result of persisting strain on the Michigan economy and the results of recognizing and working out of problem commercial real estate credits. The Company maintains an acceptable level of asset quality as a result of actively managing delinquencies, nonperforming assets and potential loan problems. The Company performs an ongoing review of all large credits to watch for any deterioration in quality. Nonperforming assets are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans in (1) above); (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above); and (4) other real estate owned properties . The aggregate amount of nonperforming loans is shown in the table below.

	June 30,	December 31,
	2009	2008
	(dollars in thousands)

Nonaccrual	$5,773	$5,356
Loans past due 90 days or more	632	295
Troubled debt restructurings	260	393
Other real estate owned	2,431	1,762

Total nonperforming assets	$9,096	$7,806

Percent of total assets	3.53%	3.07%
At June 30, 2009, total nonperforming assets increased by $1.3 million from December 31, 2008. The Bank is closely monitoring and managing nonperforming assets. Nonaccrual loans increased to $5.8 million since December 31, 2008. Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest. Other real estate owned increased to $2.4 million since December 31, 2008. The increase in non-performing assets was due to continued deteriorating credit quality. Uncertainty in the local economic conditions also contributed to the weakness in credit quality.
The Company had 49 problem commercial loans that were reviewed for impairment totaling $12.1 million as of June 30, 2009. 16 of the 49 loans were considered impaired and have a valuation allowance against loss potential. The balance of these 16 loans at June 30, 2009 totaled $2.1 million and the valuation allowance was $449,000.
Beginning in the fall of 2008, the Bank has outsourced a loan review process performed twice per year. Because of the continuing efforts to identify and analyze the overall amount of credit risk in the Company’s loan portfolio, the Company expects the level of non-performing assets to remain at current levels throughout the remainder of 2009. The Bank believes it is adequately reserved on the nonperforming loans.
Deposits
Deposits at June 30, 2009 increased $2.4 million since December 31, 2008. This increase is due primarily to regular deposit seasonality. Interest-bearing deposits decreased $1.7 million or 0.9% for the six months ended June 30, 2009, while noninterest-bearing deposits increased $4.1 million or 11.0%. As stated above, this increase in deposits is due for the most part to regular seasonal activity in deposits. The overall elevated level of deposits continues as some customers have fled more risky market investment for the safety of FDIC insured bank deposits.
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
The Company’s balances of cash and cash equivalents decreased $5.6 million or 23.9% to $17.7 million. During the six month period ending June 30, 2009, $589,000 in cash was used in operating activities. Investing activities utilized $7.4 million during the six months ended June 30, 2009, primarily due to purchases of available for sale securities and financing activities provided $2.4 million.

As of June 30, 2009, the Company had $8.9 million in federal funds sold, $44.2 million in securities available for sale and $310,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 22.9% of total deposits as of June 30, 2009.
Total equity of the Company at June 30, 2009 was $19.3 million compared to $17.5 million at December 31, 2008. The increase in equity for the six months ended June 30, 2008 includes an increase in retained earnings from net income and net changes related to accumulated other comprehensive loss. The Board of Directors of CNB Corporation voted at its June 11, 2009 meeting that no dividend will be paid for the second quarter of 2009.
RESULTS OF OPERATIONS
CNB Corporation’s 2009 net income for the first six months was $1.1 million, an increase of $198,000 compared to 2008 results. This increase in net income can be attributed to gains on the sale of investment securities and mortgage banking activity, offset by increase in FDIC insurance premiums and a lower net interest margin. Basic and diluted earnings per share were $0.93 for 2009 compared to $0.77 for 2008. The return on assets was .87% for the first six months of the year versus 0.71% for the same period in 2008. The return on equity was 11.72% compared to 7.54% for the same period last year.
Net income for the three months ending June 30, 2009 was $805,000 compared to $462,000 for 2008. This was an increase of $343,000 or 74.2%. Basic and diluted earnings per share were $0.66 compared to $0.38 for 2008. The return on average assets was 1.25% compared to 0.71% for 2008. The return on average equity was 17.72% compared to 7.53% for 2008. This increase in quarterly earnings is also due to the gains on sale of investments as mentioned above.
Interest income for the first six months of 2009 was $6.4 million, a decrease of $1.1 million or 14.9% compared to the 2008 results. This decrease in interest income can be attributed to a decreasing rate environment as loan customers refinance their loans to take advantage of the decreasing rates, interest income earned on those loans also decreases. In addition to the decreasing rate environment, interest income is affected by loans that are on nonaccrual status and are not accruing interest. The Bank’s average total loan portfolio has decreased since the same period last year also contributing to the decreased interest income. Decreases in the loan portfolio are a result of decreasing loan demand, loans being sold to the secondary market, loan charge-offs and loan balances being transferred to Other Assets as collateral is collected on loans through the foreclosure process.
Interest income for the quarter ending June 30, 2009 was $3.0 million compared to $3.6 million for the same period last year. This decreased is primarily for the same reasons as noted above for the year to date period.
Interest expense for the first six months of 2009 was $1.9 million, a decrease of $635,000 or 24.8% compared to 2008 results. This decrease can be attributed to the decreasing rate environment.
Interest expense for the quarter ending June 30, 2009 was $932,000 compared to $1.2 million for the same period last year. This decrease is attributed to the same reasons as noted above for the year to date period.
For the first six months of 2009, net interest income was $4.4 million representing a decrease of 9.7% from the same period in 2008. The fully taxable equivalent net interest margin decreased to 3.86% for the six month period ending June 30, 2009 compared to 4.25% for the same period ending June 30, 2008. This change can be attributed to the Bank’s increased level of nonaccrual loans.
Year to date net charge-offs recorded in the allowance for loan losses were $284,000 for 2009 compared to $759,000 for the same period in 2008. A provision expense of $500,000 was recorded in the first six months of 2009 compared to $731,000 in the first six months in 2008 in order to maintain an acceptable allowance for loan loss level. The decreased provision expense is in response to the change in the loan portfolio composition and the stabilizing asset quality.

Noninterest income for the six months ending June 30, 2009 was $1.2 million, an increase of $723,000 from the same period last year. This change between the two periods is attributed, mostly, due to the gain on the sale of investment securities. The investment securities sold were one auction rate security with Bank of America preferred shares as underlying collateral and Bank of America (BofA) preferred shares. The BofA preferred shares were the underlying collateral of an auction rate securities investment held by the bank in 2008. This auction rate security was originally collateralized with Merrill Lynch preferred stock, but the purchase of Merrill Lynch by BofA replaced the Merrill Lynch shares with BofA shares as the underlying collateral. The meltdown of the auction rate securities market triggered the distribution of the investment’s underlying collateral, thus resulting in the Bank acquiring the BofA preferred shares. During the second quarter of 2008 BofA announced a tender offer for its preferred share holders. Management along with the Board of Directors reviewed the details of the tender offer and considered the tender offer to be an opportunity for the Bank to liquidate its BofA holdings with limited market risk.
The increase in noninterest income between the two periods is also due, in part, to the decreasing rate environment resulting in an increased number of refinances of mortgages sold to the secondary market thus increasing the banks gains from the sales of these types of loans.
Noninterest income for the three month period ending June 30, 2009 was $1.6 million compared to $446,000 for the same period last year. This represents an increase of $706,000. This increase is attributable, mostly, to the investment securities gains and other reasons as noted above.
Noninterest expense for the first six months of 2009 was $4.3 million, an increase of $415,000 or 10.7% compared to 2008 results. The increase in noninterest expense can largely be attributable to increases in expense relating to other real estate owned (ORE) properties and FDIC insurance premiums. Other real estate owned is included in the Other assets section of the balance sheet. When the collateral supporting a borrowing is relinquished by customers through the collection process (including a deed in lieu of foreclosure and foreclosures); the assets are written down to market value based on a professional appraisal or other common means of valuation and held until they can be sold. The income statement category “Expenses relating to ORE property” includes the write downs mentioned above, losses on sales and property holding costs such as insurance, taxes and maintenance. The Bank held 21 properties on June 30, 2009 with a balance sheet value totaling $2.4 million compared to 13 properties on June 30, 2008 with a balance sheet value totaling $2.4 million. If any relinquished asset is sold for less than it is being held or experiences a decline in market value during the holding period, further losses could result. The Bank’s FDIC insurance premium increased by $341,000 to $374,000 for the period ending June 30, 2009 compared to $33,000 for the same period last year. The increase in FDIC insurance premiums is largely due to an increased overall assessment rate and also an emergency special assessment announced in March 2009 and was charged to banks due to the large number of bank failures and the need for the insurance fund to be replenished.
Noninterest expense for the three month period ending June 30, 2009 was $2.3 million, an increase of $408,000 or 21.1% compared to 2008 results. This increase is primarily for the same reasons as noted above for the year to date period.
The provision for federal income tax was 5.4% of pretax income for the six months ended June 30, 2009 as compared to 18.9% for the same period in 2008. The difference between the tax rates for the two periods is due, in part, to the circumstance surrounding the original impairment loss on the securities investment reported in prior periods. The gains on the securities sold this year are not taxable as the gain is offsetting prior capital losses. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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
PART II-OTHER INFORMATION
Item 1-Legal Proceedings
CNB vs. Heber Fuger Wendin, Inc. and Mark Williams
The Bank filed a complaint in the Circuit Court for the County of Cheboygan on May 19, 2009 and served the defendants in this matter, Heber Fuger Wendin, Inc. (HFW) and Mark Williams, on May 26, 2009. The complaint is the consequence of losses incurred by the Bank as a result of its purchase of money market preferred (MMP) securities from July 2006 through March 2007 on the advice of Mr. Williams. Upon subsequent review and investigation it was determined MMPs were not a suitable investment for the bank and as an investment advisor HFW did not perform sufficient due diligence to adequately advise the bank of the associated potential risk. The six counts charged in the complaint are: (i) breach of fiduciary duty; (ii) negligence; (iii) breach of contract; (iv) common law fraud; (v) negligent misrepresentation; and (vi) violation of Michigan Uniform Securities Act.
Item 1A.-Risk Factors
Not applicable.
Item 2-Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3-Defaults Upon Senior Securities
None
Item 4-Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of CNB Corporation was held on May 19, 2009. Elected as Directors for one year term were Steven J. Baker; James C. Conboy, Jr.; Kathleen M. Darrow; Thomas J. Ellenberger; Susan A. Eno; Vincent J. Hillesheim; Kathleen A. Lieder; ; R. Jeffery Swadling; and Francis J. VanAntwerp Jr.
Votes cast for: 808,139
Votes cast against: 30,263
Votes withheld: 17,066
Votes cast for were for all ten directors listed above with the exception of the votes cast against as noted. Votes cast against were 7,000 for Steven J. Baker, 3,290 for James C. Conboy, Jr., 3,241 for Susan A. Eno, 7,000 for Vincent J. Hillesheim, 297 Kathleen A. Lieder, 7,335 R. Jeffrey Swadling and 2,100 for Francis J. VanAntwerp, Jr. Votes withheld were for all nine directors listed above.

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

b.) Reports on Form 8-K
A Current Report on Form 8-K was filed on May 19, 2009, with an accompanying letter to shareholders, disclosing the Corporation’s financial performance for the first three months of 2009.
A Current Report on Form 8-K was filed on May 19, 2009 announcing the retirement of John L. Ormsbee as Director of CNB Corporation.
A Current Report on Form 8-K was filed on May 19, 2009 announcing the filing of a complaint by Citizens National Bank of Cheboygan against Heber-Fuger-Wendin, Inc. and Mark Williams
A Current Report on Form 8-K was filed on June 17, 2009 announcing that no dividend was declared for the second quarter 2009.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)

Date: August 14, 2009	/s/ Susan A. Eno
Susan A. Eno
President and Chief Executive Officer

Date: August 14, 2009	/s/ Douglas W. Damm
Douglas W. Damm
Senior Vice President

EXHIBIT INDEX

Number	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of he Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer