Form 10-Q
period 2009-09-30
CNB CORP /MI/
filed 2009-11-13
CIK 779125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐     No ☑
As of November 9, 2009 there were 1,213,598 shares of the issuer’s common stock outstanding.

CNB CORPORATION
Index

PART I — FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS (CONDENSED)
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$10,065	$5,188
Federal funds sold	4,601	18,098

Total cash and cash equivalents	14,666	23,286

Time Deposits with other financial institutions	8,755	5,757
Securities available for sale	53,657	37,438
Securities held to maturity (market value of $11,393 in 2009 and $11,119 in 2008)	10,845	10,883
Other securities	1,008	1,008
Loans, held for sale	416	201
Loans, net of allowance for loan losses of $3,287 in 2009 and $1,996 in 2008	154,410	159,569
Premises and equipment, net	5,925	6,019
Other assets	10,849	9,755

Total assets	$260,531	$253,916

LIABILITIES
Deposits
Noninterest-bearing	$39,846	$37,163
Interest-bearing	195,599	193,380

Total deposits	235,445	230,543
Other liabilities	5,521	5,833

Total liabilities	240,966	236,376

SHAREHOLDERS’ EQUITY
Common stock — $2.50 par value; 2,000,000 shares authorized; and 1,213,598 shares
issued and outstanding in 2009 and 2008	3,034	3,034
Additional paid-in capital	19,509	19,509
Retained earnings (accumulated deficit)	(2,823)	(3,571)
Accumulated other comprehensive loss, net of tax	(155)	(1,432)

Total shareholders’ equity	19,565	17,540

Total liabilities and shareholders’ equity	$260,531	$253,916

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$2,435	$2,879	$7,669	$8,919
Securities
Taxable	287	417	1,038	1,344
Tax exempt	137	137	391	417
Other interest income	59	139	178	359

Total interest income	2,918	3,572	9,276	11,039

INTEREST EXPENSE ON DEPOSITS	868	1,240	2,789	3,796

NET INTEREST INCOME	2,050	2,332	6,487	7,243

Provision for loan losses	1,225	400	1,725	1,131

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	825	1,932	4,762	6,112

NONINTEREST INCOME
Service charges and fees	295	313	837	896
Net realized gains from sales of loans	80	12	352	95
Loan servicing fees, net of amortization	43	33	(32)	93
Gain on the sale of investment securities	—	—	620	—
Gain on the sale of other real estate owned	—	297	3	304
Other income	73	83	264	196

Total noninterest income	491	738	2,044	1,584

NONINTEREST EXPENSES
Salaries and employee benefits	1,034	1,105	3,110	3,303
Director Deferred compensation	81	104	239	282
Occupancy	259	284	805	835
Legal and professional	149	125	417	327
Securities impairment write-down	—	1,936	37	1,936
FDIC insurance premiums	125	37	499	70
Expenses relating to ORE property	80	325	368	437
Other expenses	267	241	816	848

Total noninterest expense	1,995	4,157	6,291	8,038

INCOME/(LOSS) BEFORE INCOME TAXES	(679)	(1,487)	515	(342)

Income tax expense/(benefit)	(297)	58	(233)	274

NET INCOME/(LOSS)	$(382)	$(1,545)	$748	$(616)

TOTAL COMPREHENSIVE INCOME/(LOSS)	$287	$(1,942)	$2,025	$(1,393)

Return on average assets (annualized)	-0.58%	-2.31%	0.38%	-0.31%
Return on average equity (annualized)	-7.78%	-25.64%	5.39%	-3.36%

Basic earnings/(loss) per share	$(0.31)	$(1.27)	$0.62	$(0.51)
Diluted earnings/(loss) per share	$(0.31)	$(1.27)	$0.62	$(0.51)

Dividends declared per share	$—	$—	$—	$0.72
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

	Nine months ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net Income (loss)	$748	$(616)
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and accretion, net	442	516
Provision for loan losses	1,725	1,131
Loans originated for sale	(19,406)	(4,367)
Proceeds from sales of loans originated for sale	19,200	4,288
Gain on sales of loans	(352)	(95)
Gain on sales of other real estate owned properties	(3)	(304)
Other real estate owned writedowns/losses	201	220
Net losses on impairment of investment securities	37	1,936
Increase (decrease) in deferred tax benefit	(658)	400
Decrease in other assets	576	507
Increase (decrease) in other liabilities	(310)	434

Total adjustments	1,452	4,666

Net cash provided by operating activities	2,200	4,050

Cash flows from investing activities
Proceeds from maturities of securities available for sale	25,853	17,087
Purchase of securities available for sale	(39,216)	(16,091)
Proceeds from maturities of securities held to maturity	3,116	4,069
Purchase of securities held to maturity	(4,087)	(4,077)
Proceeds from maturities of time deposits	2,720	—
Purchase of time deposits	(5,718)	—
Net change in portfolio loans	1,908	6,635
Premises and equipment expenditures	(296)	(159)

Net cash (used in) provided by investing activities	(15,720)	7,464

Cash flows from financing activities
Net increase in deposits	4,902	14,533
Dividends paid	(2)	(2,119)

Net cash provided by financing activities	4,900	12,414

Net change in cash and cash equivalents	(8,620)	23,928

Cash and cash equivalents at beginning of year	23,286	17,272

Cash and cash equivalents at end of period	$14,666	$41,200

Cash paid during the period for:
Interest	$2,830	$3,846
Income taxes	286	169
Non-cash transactions:
Transfer from loans to other real estate owned	2,176	1,884
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
Fair Value Measurements
The following tables present information about the Company’s assets measured at fair value on a recurring basis at September 30, 2009, and the valuation techniques used by the Company to determine those fair values.
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
Disclosures concerning assets measured at fair value are as follows:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs (Level	September
	(Level 1)	(Level 2)	3)	30, 2009
Assets
Investment securities-available-for-sale	$44,062	$—	$9,595	$53,657
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment
securities-
available-for-
sale
Balance at December 31, 2008	$6,954
Total realized and unrealized gains (losses) included in income	—
Total unrealized gains (losses) included in other comprehensive income	824
Net purchases, sales, calls and maturities	1,817
Net transfers in/out of Level 3	—

Balance at September 30, 2009	$9,595

Available-for-sale investment securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities and an auction rate security. The Company estimates the fair value of these assets based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.
Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2009
(dollars in thousands)

		Prices in
		Active	Significant		Total Losses
		Markets for	Other		for the Period
	Balance at	Identical	Observable	Significant	Ended
	September 30,	Assets	Inputs (Level	Unobservable	September
	2009	(Level 1)	2)	Inputs (Level 3)	30, 2009
Assets
Impaired loans accounted for under FAS 114	$166	—	—	$166	$103
Other real estate owned	775	—	—	775	145
Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The FAS 114 losses for the period ending September 30, 2009 represents charge-offs of loan balances written down through the allowance for loan losses.
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
The estimated values of financial instruments were:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets
Cash and cash equivalents	$14,666	$14,666	$23,286	$23,286
Time Deposits with other financial institutions	8,755	8,755	5,757	5,757
Securities available for sale	53,657	53,657	37,438	37,438
Securities held to maturity	10,845	11,393	10,883	11,119
Other securities	1,008	1,008	1,008	1,008
Loans, net	154,826	155,637	159,770	162,770
Accrued interest receivable on loans	517	517	608	608

Liabilities
Deposits:
Noninterest-bearing	$(39,846)	$(39,846)	$(37,163)	$(37,163)
Interest bearing	(195,599)	(196,226)	(193,380)	(194,258)
Accrued interest payable on deposits	(106)	(106)	(147)	(147)

Stock Options
The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended September 30, 2009 and 2008.
Due to the plan end date, there are no options available for grant as of September 30, 2009 and 2008.
Information about options outstanding and options exercisable follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
Balance at January 1, 2009	10,546	$52.74
Options exercised	—	—
Options expired	—	—
Options forfeited	(315)	47.62

Balance at September 30, 2009	10,231	$52.90	2.2 years	$—

There were no options exercised during the three months ended September 30, 2009 and 2008 therefore the aggregate intrinsic value of options exercised was $0 for both periods. There were no shares vested for the same periods. Also, there was no cash received or tax benefits realized from option exercises during the same periods
There have been no significant changes in the Company’s critical accounting policies since December 31, 2008.
Note 2-Earnings Per Share
Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and nine month periods ending September 30, 2009 the weighted average shares outstanding in calculating basic and diluted earnings per share were 1,213,598. As of September 30, 2009 all of the 10,231 options outstanding were not considered in the three and nine month earnings per share calculations because they were antidilutive. For the three and nine month periods ending September 30, 2008 the weighted average shares outstanding in calculating basic earnings per share were 1,213,606 and 1,213,625 while the weighted average number of shares for diluted earnings per share were 1,213,606 and 1,213,625. As of September 30, 2008 there were 13,499 options not considered in the three and nine month earnings per share calculations because they were antidilutive.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) and the Bank’s wholly owned subsidiary CNB Mortgage Corporation for the nine month period ending September 30, 2009.
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
Financial Condition
As of September 30, 2009 total assets of the company were $260.5 million which represents an increase of $6.6 million or 2.6% from December 31, 2008. The Company recognized a decrease in the loan portfolio of $3.6 million or 2.2% while deposits increased $4.9 million or 2.1%.
Securities
The securities portfolio increased $16.2 million since December 31, 2008. The available for sale portfolio increased to 81.9% of the investment portfolio at September 30, 2009 compared to 75.9% at December 31, 2008.
The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Available for Sale
September 30, 2009
U.S. Government and agency	$31,841	$166	$—
Mortgage-backed	8,110	148	(7)
State and municipal	7,995	232	(13)
Corporate Obligations	1,013	15	—
Auction rate securities	1,600	600	—
Preferred Shares	3,098	1,120	—

	$53,657	$2,281	$(20)

December 31, 2008
U.S. Government and agency	$17,061	$265	$—
Mortgage-backed	9,629	78	(38)
State and municipal	5,955	77	(56)
Auction rate securities	4,793	—	—

	$37,438	$420	$(94)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Held to Maturity
September 30, 2009
State and municipal	$10,845	$561	$(13)	$11,393

December 31, 2008
U.S. Government and agency	$2,001	$19	$—	$2,020
State and municipal	8,882	236	(19)	9,099

	10,883	255	(19)	11,119

The carrying amount and fair value of securities by contractual maturity at September 30, 2009 are shown below, in thousands of dollars.

	Available for sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value
Due in one year or less	$20,254	$3,070	$3,099
Due from one to five years	18,754	4,815	5,156
Due from five to ten years	915	2,230	2,309
Due after ten years	926	730	829

	40,849	10,845	11,393

Subtotal

Mortgage-backed securities	8,110	—	—
Auction Rate Securities	1,600	—	—
Preferred Shares	3,098	—	—

	$53,657	$10,845	$11,393

Loans
Gross loans at September 30, 2009 decreased $3.6 million from December 31, 2008. The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 2009 and December 31, 2008 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at September 30, 2009 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 13.8% of total loans.

	September 30, 2009		December 31, 2008
	Balance	% of total	Balance	% of total
Portfolio loans:
Residential real estate	$79,363	50.27%	$77,533	47.96%
Consumer	7,155	4.53%	7,518	4.65%
Commercial real estate	63,833	40.44%	67,282	41.62%
Commercial	7,512	4.76%	9,314	5.76%

Gross Loans	157,863	100.00%	161,647	100.00%

Deferred loan origination fees, net	(166)		(82)
Allowance for loan losses	(3,287)		(1,996)

Loans, net	$154,410		$159,569

Since December 31, 2008 commercial real estate mortgages have decreased $3.4 million while consumer mortgages have increased $2.0 million. This increase in residential real estate loans is primarily due to in-house mortgages being recorded from mortgage refinances that were previously sold in the secondary market. The refinances are the result of an in-house mortgage loan special offered by the Bank in February 2009 and the Bank’s stronger emphasis on residential real estate lending. Demand for new commercial loans of any kind has become stagnant and the Bank continues to work with its current borrowers and their financial commitments during these tough economic times in Michigan.
Allowance and Provision for Loan Losses
An analysis of the allowance for loan losses, in thousands of dollars, follows:

	Three Months Ended		Nine Month Ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning balance	$2,212	$1,642	$1,996	$1,670
Provision for loan losses	1,225	400	1,725	1,131
Charge-offs	(171)	(396)	(492)	(1,170)
Recoveries	21	14	58	29

Ending balance	$3,287	$1,660	$3,287	$1,660

Management continually monitors its allowance for loan losses and as a result of this monitoring process recorded a loan loss provision of $1.7 million for the first nine months of 2009 compared to the prior year amount of $1.1 million in the first nine months of 2008. The amount of provisions for loan losses recognized by the Company is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.
A report on Form 8-K filed on November 6, 2009 explained that $1.2 million of the provision is an allocation attributable to a single borrower who has been with the bank since 2007. Management has been working diligently with the borrower since 2008 to mitigate any potential loss, but in late September 2009 it became evident the condition of the credit, secured by real estate, was continuing to decline. The decline in credit quality, coupled with the weakening real estate market and consequential deterioration of collateral value, resulted in the determination the most prudent course was to increase the provision for loan losses to include an allocation to recognize a potential loss.
Credit Quality
The Company has experienced a continued decrease in the quality of its loan portfolio as a result of persisting strain on the Michigan economy and the results of recognizing and working out of problem commercial real estate credits. The Company continues to actively manage its delinquencies, nonperforming assets and potential loan problems. The Company performs an ongoing review of all large credits to watch for any deterioration in quality. Nonperforming assets are comprised of: (1) loans accounted for on a nonaccrual basis;

(2) loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans in (1) above); (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above); and (4) other real estate owned properties. The aggregate amount of nonperforming loans is shown in the table below.

	September 30,	December 31,
	2009	2008
	(dollars in thousands)
Nonaccrual	$9,473	$5,356
Loans past due 90 days or more still accruing	134	295
Troubled debt restructurings	260	393
Other real estate owned	2,864	1,762

Total nonperforming assets	$12,731	$7,806

Percent of total assets	4.89%	3.07%
At September 30, 2009, total nonperforming assets increased by $4.9 million from December 31, 2008. The Bank is closely monitoring and managing nonperforming assets. Nonaccrual loans increased to a balance of $9.5 million at September 30, 2009 from $5.4 million at December 31, 2008. Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest. Other real estate owned increased to a balance of $2.9 million since December 31, 2008. The increase in nonaccrual loans was due in most part to the single borrower mentioned previously in the allowance and provision for loan loss section of this report. Total nonperforming assets have also increased due to continued deteriorating credit quality. Uncertainty in the local economic conditions also contributed to the weakness in credit quality.
The Company had 58 problem commercial loans that were reviewed for impairment totaling $15.7 million as of September 30, 2009. 24 of the 55 loans were considered impaired and have a valuation allowance against loss potential. The balance of these 24 loans at September 30, 2009 totaled $6.5 million and the valuation allowance was $2.1 million.
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
Deposits
Deposits at September 30, 2009 increased $4.9 million since December 31, 2008. This increase is due primarily to regular deposit seasonality. Interest-bearing deposits increased $2.2 million or 1.1% for the nine months ended September 30, 2009, while noninterest-bearing deposits increased $2.7 million or 7.2%. As stated above, this increase in deposits is due for the most part to regular seasonal activity in deposits. The overall elevated level of deposits continues as some customers have fled more risky market investment for the safety of FDIC insured bank deposits.
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
The Company’s balances of cash and cash equivalents decreased $8.6 million or 37.0% to $14.7 million. During the nine month period ending September 30, 2009, $2.2 million in cash was provided by operating activities. Investing activities utilized $15.7 million during the nine months ended September 30, 2009, primarily due to purchases of available for sale securities. Financing activities provided $4.9 million due to increase in deposits.
As of September 30, 2009, the Company had $4.6 million in federal funds sold, $53.7 million in securities available for sale and $3.1 million in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received from customers. These short-term assets represent 26.0% of total deposits as of September 30, 2009.
Total equity of the Company at September 30, 2009 was $19.6 million compared to $17.5 million at December 31, 2008. The increase in equity for the nine months ended September 30, 2009 includes an increase in retained earnings from net income and net changes related to accumulated other comprehensive loss. The Board of Directors of CNB Corporation voted at its September 10, 2009 meeting that no dividend will be paid for the third quarter of 2009. As reported on Form 8-K dated September 10, 2009, CNB Corporation continues to be focused on preserving and building Capital. One component of accomplishing this goal is suspending dividends until there are signs of improvement in the capital and credit markets. The CNB Corporation Board of Directors reassesses the dividend each quarter based on earnings performance and the economic outlook.
RESULTS OF OPERATIONS
CNB Corporation’s 2009 net income/(loss) for the first nine months was $748,000 compared to ($616,000) for the first nine months of 2008. This is an increase of $1.4 million compared to 2008 results. The 2008 year to date results as of September 30 included a securities impairment write-down of $1.9 million while 2009 results included a $620,000 gain on the sale of investment securities and increased gains from the sales of loans. The gains in 2009 were offset by increases in FDIC insurance premiums, the large provision for loan losses (as discussed in the credit quality section of this report) and a lower net interest margin. Basic and diluted earnings/(loss) per share were $0.62 for 2009 compared to ($0.51) for 2008. The return on assets was .38% for the first nine months of the year versus (0.31%) for the same period in 2008. The return on equity was 5.39% compared to (3.36%) for the same period last year.
Both three month periods ending September 30 resulted in a net loss for the Company. The net loss for the three months ending September 30, 2009 was ($382,000) compared to ($1.5 million) for 2008. The 2009 results yielded an increase of $1.1 million in income. Basic and diluted loss per share were ($0.31) compared to ($1.27) for 2008. The return on average assets was (0.58%) compared to (2.31%) for 2008. The return on average equity was (7.78%) compared to (25.64%) for 2008. This increase in quarterly earnings is primarily due to the same reasons as noted above for the year to date period.
Interest income for the first nine months of 2009 was $9.3 million, a decrease of $1.8 million or 16.0% compared to the 2008 results. This decrease in interest income can be attributed to a decreasing rate environment as loan customers refinance their loans to take advantage of the decreasing rates, interest income earned on those loans also decreases. In addition to the decreasing rate environment, interest income is affected by loans that are on nonaccrual status and are not accruing interest. The Bank’s average total loan portfolio has decreased since the same period last year also contributing to the decreased interest income. Decreases in the loan portfolio are a result of decreasing loan demand, loans being sold to the secondary market, loan charge-offs and loan balances being transferred to Other Assets as collateral is collected on loans through the foreclosure process.
Interest income for the quarter ending September 30, 2009 was $2.9 million compared to $3.6 million for the same period last year. This decrease is primarily for the same reasons as noted above for the year to date period.
Interest expense for the first nine months of 2009 was $2.8 million, a decrease of $1 million or 26.5% compared to 2008 results. This decrease can be attributed to the decreasing rate environment.

Interest expense for the quarter ending September 30, 2009 was $868,000 compared to $1.2 million for the same period last year. This decrease is attributed to the same reasons as noted above for the year to date period.
For the first nine months of 2009, net interest income was $6.5 million representing a decrease of 10.4% from the same period in 2008. The fully taxable equivalent net interest margin decreased to 3.77% for the nine month period ending September 30, 2009 compared to 4.11% for the same period ending September 30, 2008. This change can be attributed in part to the Bank’s increased level of nonaccrual loans.
Year to date net charge-offs recorded in the allowance for loan losses were $434,000 for 2009 compared to $1.1 million for the same period in 2008. A provision expense of $1.7 million was recorded in the first nine months of 2009 compared to $1.1 million in the first nine months in 2008 in order to maintain an acceptable allowance for loan loss level. The increased provision expense was discussed earlier in the allowance and provision for loan loss section of this report.
Noninterest income for the nine months ending September 30, 2009 was $2.0 million, an increase of $460,000 from the same period last year. This change between the two periods is attributed, mostly, due to the gain on the sale of investment securities. The investment securities sold were one auction rate security with Bank of America preferred shares as underlying collateral and Bank of America (BofA) preferred shares. The BofA preferred shares were the underlying collateral of an auction rate securities investment held by the bank in 2008. This auction rate security was originally collateralized with Merrill Lynch preferred stock, but the purchase of Merrill Lynch by BofA replaced the Merrill Lynch shares with BofA shares as the underlying collateral. The meltdown of the auction rate securities market triggered the distribution of the investment’s underlying collateral, thus resulting in the Bank acquiring the BofA preferred shares. During the second quarter of 2009 BofA announced a tender offer for its preferred share holders. Management along with the Board of Directors reviewed the details of the tender offer and considered the tender offer to be an opportunity for the Bank to liquidate its BofA holdings with limited market risk.
The increase in noninterest income between the two periods is also due, in part, to the decreasing rate environment resulting in an increased number of refinances of mortgages sold to the secondary market thus increasing the banks gains from the sales of these types of loans.
Noninterest income for the three month period ending September 30, 2009 was $491,000 compared to $738,000 for the same period last year. This represents a decrease of $247,000. This change from the same period last year is attributable, mostly, to elevated noninterest income in the third quarter 2008 as the result of gains on the sale of other real state owned.
Noninterest expense for the first nine months of 2009 was $6.3 million, a decrease of $1.7 million compared to 2008 results. This change from the same period last year can largely be attributed to the securities impairment write-down of $1.9 million recorded in 2008 compared to a $37,000 securities impairment write-down in 2009. In additional to the write-down difference, 2009 includes increases in FDIC insurance premiums. The Bank’s FDIC insurance premium increased by $429,000 to $499,000 for the period ending September 30, 2009 compared to $70,000 for the same period last year. The increase in FDIC insurance premiums is largely due to an increased overall assessment rate and also an emergency special assessment announced in March 2009 and was charged to banks due to the large number of bank failures and the need for the insurance fund to be replenished. The special assessment was $119,000 of the year to date premium and was expensed in the second quarter of 2009.
Noninterest expense for the three month period ending September 30, 2009 was $2.0 million compared to $4.2 million for the same period last year. This decrease is primarily due to the securities impairment write-downs as noted above for the year to date period.
The provision for federal income tax was a benefit of ($233,000) or (45.2%) for the nine months ended September 30, 2009. The reason the Company has taxable income yet recorded an income tax benefit is due primarily to the fact that the gains on the investment securities sold this year are not taxable income as this gain is offsetting the prior year investment losses. Excluding this gain from the pretax net income results in a pretax net loss for the Company and the income tax credit.

The provision for federal income tax was $274,000 or 80.1% for the nine months ended September 30, 2008. The reason for the income tax expense is due, in part, to the circumstance surrounding the original impairment loss on the investment securities write-downs reported in 2008. In 2008 the tax effect of the impairment write-down permitted by the Emergency Economic Stabilization Act was signed into law on October 3, 2008. Due to the fact that this act was not signed into law until October 3, 2008 the tax effect of the write-down could not be recorded until the fourth quarter 2008, as the law permitted.
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
ITEM 4T-CONTROLS AND PROCEDURES
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
     b.) Reports on Form 8-K
A Current Report on Form 8-K was filed on September 10, 2009 announcing that no dividend was declared for the third quarter 2009.
A Current Report on Form 8-K was filed on November 6, 2009 announcing the total provision for loan losses for the year to date period ending September 30, 2009.
A Current Report on Form 8-K was filed on November 6, 2009 announcing the sale and related gain on sale of investment securities.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation (Registrant)
/s/ Susan A. Eno
Date: November 13, 2009	Susan A. Eno
President and Chief Executive Officer

/s/ Douglas W. Damm
Date: November 13, 2009	Douglas W. Damm
Senior Vice President

EXHIBIT INDEX

Number	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief
Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal
Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief
Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal
Financial Officer