Form 10-K
period 2009-12-31
CNB CORP /MI/
filed 2010-03-31
CIK 779125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☐           No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer. “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
As of June 30, 2009, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day the registrant’s most recently completed second fiscal quarter as reported by the Over the Counter Bulletin Board, was $12,742,779. The Registrant does not have any non-voting common equity.
As of March 19, 2010 there were outstanding 1,213,598 shares of the registrant’s common stock, $2.50 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s annual report to security holders for fiscal year ended December 31, 2009 are incorporated by reference in Part I and Part II of this report, and specified portions of the registrant’s proxy statement for its annual meeting of shareholders to be held May 18, 2010 are incorporated by reference in Part III of this report.
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
The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.
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
During 2001, the Company, through its subsidiary, the Bank, formed the CNB Mortgage Corporation. Residential mortgages were transferred to the new subsidiary in October, 2001. The change had no impact on our customers who continue to have their loans serviced locally by our Bank. In November 2009, Citizens National Bank of Cheboygan and CNB Mortgage Corporation merged leaving Citizens National Bank of Cheboygan as the survivor.
The Bank offers a full range of banking services to individuals, partnerships, corporations, and other entities. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers.
The Bank’s lending function provides a full range of loan products. These include real estate mortgages, secured and unsecured commercial and consumer loans, lines of credit, home equity loans and construction financing. The Bank also participates in specialty loan programs through the Michigan State Housing Development Authority, Federal Home Loan Mortgage Corporation, Mortgage Guaranty Insurance Corporation, Farm Service Agency and Small Business Administration. Through correspondent relationships, the Bank also makes available credit cards.
The Bank’s loan portfolio consists of over 51% residential real estate mortgages on both primary and secondary homes. The residential borrower base is very diverse and loan to value ratios are generally 80% or less. The Bank does not engage in subprime lending and has not originated any loans that it would consider to be subprime mortgage loans. Commercial loans accounts for approximately 44% of total loans. Commercial real estate lending, a part of commercial loans, has decreased slightly down to represent 40% of total loans. These loans are generally for owner occupied properties with loan to value ratios of 80% or less. Personal guarantees are required on most commercial loans. Unsecured lending is very limited.
The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold its long term fixed rate residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation (FHLMC). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled approximately $73 million at December 31, 2009.
Banking services are delivered through seven full-service banking offices and two drive-in branches plus nine automated teller machines in Cheboygan, Emmet and Presque Isle Counties, Michigan. The business base of the counties is primarily tourism with light manufacturing. The Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participations, and the purchase and sale of federal funds and other similar services.
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
As of December 31, 2009, the Bank employed 72 full-time and 6 part-time employees. This compares to 77 full-time and 7 part-time employees as of December 31, 2008. The Company does not have any full-time employees. Its operations and business are carried out by officers and employees of the Bank who are not compensated by the Company.
Disclosure relating to the Distribution of Assets, Liabilities and Stockholders’Equity; Interest rates and Interest differential is presented on pages 43-44 of Registrant’s 2009 Annual Report which is incorporated herein by reference.
Securities
The year end fair values and related gross unrealized gains and losses for securities available for sale, were as follows:
Available for sale

		Gross	Gross
	Fair	Unrealized	Unrealized
Available for Sale	Value	Gains	Losses
		(In thousands)
2009
U.S. Government and agency	$26,312	$179	$—
Mortgage-backed	9,259	136	—
State and municipal	7,836	285	(21)
Corporate obligations	1,020	22	—
Auction rate securities	1,000	—	—
Preferred shares	46	24	—

	$45,473	$646	$(21)

2008
U.S. Government and agency	$17,061	$265	$—
Mortgage-backed	9,629	78	(38)
State and municipal	5,955	77	(56)
Money market preferred stock	4,793	—	—

	$37,438	$420	$(94)

The year end carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:
Held to Maturity

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
Held to Maturity	Amount	Gains	Losses	Value
	(In thousands)
2009
State and municipal	$10,302	$556	$(21)	$10,837

2008
U.S. Government	$2,001	$19	$—	$2,020
State and municipal	8,882	236	(19)	9,099

	$10,883	$255	$(19)	$11,119

Scheduled maturities of the fair value of securities available for sale and the carrying amount of held to maturity securities at December 31, 2009, were as follows:

	Due in	Due from	Due from	Due
	One year	One to	Five to	After ten
	Or less	Five years	Ten years	Years	Total
	(In thousands)
U.S. Government and agency	$11,094	$15,217	$—	$—	$26,311
Mortgage-backed	1,428	2,983	965	3,883	9,259
State and municipial	5,747	6,925	4,028	1,439	18,139
Corporate obligations	—	1,020	—	—	1,020
Aucton rate securites	—	—	—	1,000	1,000
Preferred shares	—	—	—	46	46

	$18,269	$26,145	$4,993	$6,368	$55,775

Yield	2.01%	2.71%	3.65%	5.01%	2.85%

The Company held securities exceeding 10% of shareholders’ equity for the following states (including its political subdivisions) at December 31, 2009:

	Book	Fair
	Value	Value
	(In thousands)
Michigan	$13,626	$14,417

Loans
The following is a summary of loans at December 31:

	2009	2008	2007	2006	2005
	(In thousands)
Residential real estate	$77,152	$77,734	$83,264	$82,842	$83,234
Consumer	7,002	7,518	8,709	9,444	9,922
Commercial real estate	60,150	67,282	68,445	61,740	53,133
Commercial	6,903	9,314	14,234	13,208	10,037

	151,207	161,848	174,652	167,234	156,326
Deferred loan origination fees, net	(173)	(82)	(28)	(6)	(8)
Allowance for loan losses	(2,863)	(1,996)	(1,670)	(1,498)	(1,456)

	$148,171	$159,770	$172,954	$165,730	$154,862

Maturity and Rate Sensitivity of Selected Loans
The following table presents the remaining maturity of total loans outstanding excluding residential real estate and consumer loans at December 31, 2009, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity of changes in interest rates.

Total
(In thousands)
In one year or less	$33,772
After one year but within five years:
Interest rates are floating or adjustable	21
Interest rates are fixed or predetermined	29,028
After five years:
Interest rates are floating or adjustable	—
Interest rates are fixed or predetermined	4,232

$67,053

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

	2009	2008	2007	2006	2005
		(Dollars in thousands)
Balance at beginning of period	$1,996	$1,670	$1,498	$1,456	$1,350

Less charge-offs:
Residential real estate	310	373	57	2	—
Consumer	82	214	59	63	28
Commercial real estate	442	836	—	—	—
Commercial	124	128	10	39	—

Total charge-offs:	958	1,551	126	104	28

Recoveries:
Residential real estate	14	3	5	6	7
Consumer	23	25	16	19	7
Commercial real estate	53	13	—	—	—
Commercial	10	5	2	1	—

Total recoveries	100	46	23	26	14

Net charge-offs	858	1,505	103	78	14

Provision charged to expense	1,725	1,831	275	120	120

Allowance for loan losses, end of period	$2,863	$1,996	$1,670	$1,498	$1,456

	2009	2008	2007	2006	2005
		(Dollars in thousands)
Total loans outstanding at end of period	$151,207	$161,848	$174,652	$167,234	$156,326
Average loans outstanding for the year	$161,400	$170,355	$172,144	$163,146	$149,681
Ratio of net charge-offs to daily average loans outstanding	0.53%	0.88%	0.06%	0.05%	0.01%
Ratio of net charge-offs to total loans outstanding	0.57%	0.93%	0.06%	0.05%	0.01%

The allocation of the allowance for loan losses for the years ended December 31 is:

	Residential		Commercial
	Real Estate	Consumer	Real Estate	Commercial	Unallocated	Total
	(Dollars in thousands)
2009 Allowance amount	$340	$107	$1,996	$386	$34	$2,863
% of Total loans	51.0%	4.6%	39.8%	4.6%		100.0%
2008 Allowance amount	$169	$52	$1,311	$379	$85	$1,996
% of Total loans	48.0%	4.6%	41.6%	5.8%		100.0%
2007 Allowance amount	$446	$97	$814	$268	$45	$1,670
% of Total loans	47.7%	5.0%	39.2%	8.1%		100.0%
2006 Allowance amount	$437	$98	$655	$228	$80	$1,498
% of Total loans	49.5%	5.7%	36.9%	7.9%		100.0%
2005 Allowance amount	$299	$35	$829	$163	$130	$1,456
% of Total loans	53.2%	6.3%	34.0%	6.5%		100.0%
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
The following is a summary of nonaccrual, past due and restructured loans as of December 31:

	2009	2008	2007	2006	2005
	(In thousands)
Nonaccrual loans	$8,095	$5,356	$831	$—	$—
Loans past due 90 days or more	83	295	387	177	255
Troubled debt restructurings	260	393	—	—	—

	$8,438	$6,044	$1,218	$177	$255

Deposits
The following table presents the remaining maturity of time deposits individually exceeding $100,000 at December 31, 2009. Dollars are reported in thousands.

3 Months or less	$16,565
Over 3 Months to 6 Months	5,934
Over 7 Months through 12 Months	908
Over 12 Months	1,741

$25,148

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included in page 1 of Registrant’s 2009 Annual Report, which is incorporated herein by reference.

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
An analysis of the Bank’s regulatory capital requirements at December 31, 2009 is presented on page 32 of the Registrant’s 2009 Annual Report in Note 16 Regulatory Capital to the Company’s consolidated financial statements, which is incorporated herein by reference.
The Bank is participating in the FDIC’s Transaction Account Guarantee Program (TAGP), which originally provided FDIC insurance coverage for all non-interest and certain interest bearing transaction accounts through December 31,

2009. FDIC coverage on interest bearing transaction accounts is limited to those paying rates no higher than 0.50%. The initial increase in FDIC insurance coverage was limited to savings accounts with maximum coverage of $250,000; TAGP effectively provided 100% FDIC coverage of all funds on deposit in covered transaction accounts through December 31, 2009. Prior to December 31, 2009 the insurance coverage under the TAGP was extended, effectively providing coverage through June 30, 2010. Additionally, under its Debt Guarantee Program (DGP), the FDIC will guarantee the payment of newly issued senior unsecured debt of a financial institution based on the earlier of the maturity date of the debt or June 30, 2012. As there is no cost until the FDIC-guarantee is accessed, the Bank is participating in the DGP although it has no debt and does not anticipate incurring any debt.
In light of current conditions in the U.S. and global financial markets, regulators have increased their focus on regulation of the financial services industry. Proposals that could intensify the regulation of the financial services industry being or are expected to be introduced in the U.S. Congress, in state legislatures and from applicable regulatory authorities. These proposals may change banking statutes and regulations and, as a result, our operating environment. We cannot forecast whether any of these proposals or regulations will be enacted and, if enacted, the effect that they would have on our business, results of operation or financial condition.
ITEM 1A-Risk Factors
Not applicable.
ITEM 1B-Unresolved Staff Comments
Not applicable.
ITEM 2-Properties
The Company and the Bank have their primary office at 303 North Main Street, Cheboygan, Michigan. In addition, the Bank owns and operates the following facilities: Cheboygan South, 10854 North Straits Highway; Onaway Office, 20581 W. State Street, Onaway; Mackinaw City Office, 580 S. Nicolet Street, Mackinaw City; Pellston Office, 200 Stimpson, Pellston; Indian River Office, 3990 Straits Highway, Indian River, Alanson Office, 8011 S. US 31, Alanson and Downtown drive-in, 414 Division Street, Cheboygan. All properties are owned by the Bank free of any mortgages or encumbrances but for the Alanson Office property upon which there is a purchase money mortgage which was entered into to accommodate the seller.
ITEM 3-Legal Proceedings
CNB vs. Heber Fuger Wendin, Inc. and Mark Williams
The Bank filed a complaint in the Circuit Court for the County of Cheboygan on May 19, 2009 and served the defendants in this matter, Heber Fuger Wendin, Inc. (HFW) and Mark Williams, President of HFW, on May 26, 2009. The complaint is the consequence of losses incurred by the Bank as a result of its purchase of money market preferred (MMP) securities beginning in 2006 and ending in 2007 on the advice of Mr. Williams. Upon subsequent review and investigation it was determined MMPs were not a suitable investment for the Bank and as an investment advisor HFW did not perform sufficient due diligence to adequately advise the Bank of the associated potential risk. The six counts charged in the complaint are: (i) breach of fiduciary duty; (ii) negligence; (iii) breach of contract; (iv) common law fraud; (v) negligent misrepresentation; and (vi) violation of Michigan Uniform Securities Act. The case is in discovery.
ITEM 4-Reserved.

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
The information detailing the range of high and low selling prices of known transactions for the Company’s common stock and cash dividends declared for each full quarterly period within the two most recent fiscal years can be found under the caption “Financial Highlights” on page 1 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009, which is hereby incorporated by reference.
The information which indicates the amount of common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 9 on page 23 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009, which is hereby incorporated by reference.
There are approximately 990 shareholders of record of common stock of the Company as of January 31, 2010.
During 2009 the Company did not declare any dividends. The information detailing the cash dividends declared within the two most recent fiscal years can be found under the caption “Financial Highlights” on page 1 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009, which is hereby incorporated by reference. These have resulted in a dividend payout ratio averaging 35.7% for the past three years.
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
ITEM 6-Selected Financial Data
The information required by this item is included on Page 1 under the caption “Financial Highlights” of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009, which is hereby incorporated by reference.
ITEM 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is included on pages 37 through 50 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009, which is hereby incorporated by reference.
ITEM 7A-Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is included on pages 43 through 44 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009, which is hereby incorporated by reference.

ITEM 8-Financial Statements and Supplementary Data
This information is included on pages 2 through 35 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009, which is hereby incorporated by reference.
ITEM 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
ITEM 9AT-Controls and Procedures
Disclosure on Controls and Procedures
Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, that are designed to cause the material information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.
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
As of December 31, 2009, management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2009.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s repot in this annual report.

/s/ Susan A. Eno Susan A. Eno	/s/ Shanna L. Hanley Shanna L. Hanley
President and Chief Executive Officer	Treasurer (Principal Financial and Accounting Officer)
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
ITEM 9B-Other Information
None.

PART III
ITEM 10-Directors, Executive Officers and Corporate Governance
Certain information required by this item is included under the captions “Information about Director Nominees,” “Committees and Meetings of the Board of Directors,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the annual meeting of shareholders scheduled for May 18, 2010, which is hereby incorporated by reference.
Information about the executive officers of the Corporation is set forth below.

Name and Age	Position
Vincent J. Hillesheim, 59	Chairman of the Corporation and Citizens National Bank of Cheboygan. Mr. Hillesheim was elected Chairman in 2006.

Susan A. Eno, 55	Chief Executive Officer and President of the Corporation and Citizens National Bank of Cheboygan. Ms. Eno has been an officer of the Corporation since 1996 and an employee of the Bank since 1971. She has been in her current position since January 1, 2008 and was in her previous position as Executive Vice President and Secretary of the Corporation and Executive Vice President and Cashier of Citizens National Bank of Cheboygan for more than 11 years.

Douglas W. Damm, 56	Senior Vice President of the Corporation and Citizens National Bank of Cheboygan. Mr. Damm has been an officer of the Corporation since 2003 and an employee of the Bank since 1987. He has been in his current position for more than 22 years and has 31 years experience in the banking business.

Shanna L. Hanley, 32	Treasurer of the Corporation; Vice President and Senior Controller of Citizens National Bank of Cheboygan. Ms. Hanley joined the Bank during 2005.
Item 11-Executive Compensation
The information required by this item is included under the caption “Compensation Discussion and Analysis” of the Company’s proxy statement for the annual meeting of shareholders scheduled for May 18, 2010, which is hereby incorporated by reference.
Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the caption “Ownership of Common Stock” of the Company’s proxy statement for the annual meeting of shareholders scheduled for May 18, 2010, which is hereby incorporated by reference.
The information required by this item is included under the caption “Securities Authorized for Issuance Under Equity Compensation Plan Information” in the Company’s proxy statement for the annual meeting of shareholders scheduled for May 18, 2010, which is hereby incorporated by reference.

Item 13-Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the caption “Certain Relationships and Related Transactions” in the Company’s proxy statement for the annual meeting of shareholders scheduled for May 18, 2010, which is hereby incorporated by reference.
Item 14-Principal Accountant Fees and Services
The information required by this item is included under the caption “Independent Auditors” in the Company’s proxy statement for the annual meeting of shareholders scheduled for May 18, 2010, which is hereby incorporated by reference.
PART IV
Item 15-Exhibits and Financial Statement Schedules
(a)	(1)Financial Statements. The following financial statements, notes to financial statements and independent report of CNB Corporation and its subsidiary are referenced in Item 8 of this report and are hereby incorporated by reference:

Consolidated Balance Sheets-December 31, 2009 and 2008.

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm dated March 25, 2010.

(2) Financial Statement Schedules. Not applicable

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
(11)Statement regarding computation of per share earnings. This information is disclosed in Note 11 to the Company’s Financial Statements for the year ended December 31, 2009, which are included in the annual report to shareholders for the year ended December 31, 2009 which is filed as Exhibit 13 to the

Company’s Form 10-K for the fiscal year ended December 31, 2009, and hereby incorporated by reference.
(13)Annual report to shareholders for the year ended December 31, 2009. (filed herewith).
(21)Subsidiaries of the Company. (filed herewith).
(23)Consent of Independent Registered Public Accounting Firm. (filed herewith).
(31.1)Certification of Chief Executive Officer. (filed herewith).
(31.2)Certification of Chief Financial Officer. (filed herewith).
(32.1)Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
(32.2)Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
     (b)See Item 15(a) (3) above.
     (c)Financial Statement Schedules. Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CNB CORPORATION
(Registrant)
Date: March 25, 2010

/s/ Susan A. Eno
Susan A. Eno
President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2010.

/s/ Steven J. Baker	/s/ Kathleen A. Lieder	/s/ Shanna L. Hanley

Steven J. Baker	Kathleen A. Lieder	Shanna L. Hanley
Director	Director	Treasurer (Principal Financial
and Accounting Officer)

/s/ James C. Conboy, Jr.	/s/ R. Jeffery Swadling

James C. Conboy, Jr.	R. Jeffery Swadling
Director	Director

/s/ Kathleen M. Darrow	/s/ Francis J. VanAntwerp, Jr.

Kathleen M. Darrow	Francis J. VanAntwerp, Jr.
Director	Director

/s/ Thomas J. Ellenberger	/s/ Susan A. Eno.

Thomas J. Ellenberger	Susan A. Eno.
Director	Director
President and Chief Executive Officer

/s/ Vincent J. Hillesheim
Vincent J. Hillesheim
Director
Chairman

EXHIBIT INDEX
(3a)Articles of Incorporation. Previously filed as an exhibit to the registrant’s Form 10-KSB filed April 26, 1996 and hereby incorporated by reference.
(3b)By-Laws as amended through March 25, 2004. Previously filed as Exhibit 3b to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed December 27, 2004, and hereby incorporated by reference.
(10) 1996 Stock Option Plan. Previously filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 1996 and hereby incorporated by reference.
(11) Statement regarding computation per share earnings. This information is disclosed in Note 11 to the Company’s Financial Statements for the year ended December 31, 2009 which are included in the annual report to shareholders for the year ended December 31, 2009 which is filed as Exhibit 13 to the Company’s Form 10-K for the fiscal year ended December 31, 2009, and hereby incorporated by reference.
(13) Annual report to shareholders for the year ended December 31, 2009. (filed herewith)
(21) Subsidiaries of the Company. (filed herewith)
(23) Consent of Independent Registered Public Accounting firm. (filed herewith)
(31.1) Certification of Chief Executive Officer. (filed herewith)
(31.2) Certification of Chief Financial Officer. (filed herewith)
(32.1) Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)
(32.2) Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)