Form 10-Q
period 2010-03-31
CNB CORP /MI/
filed 2010-05-17
CIK 779125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of May 7, 2010 there were 1,213,598 shares of the issuer’s common stock outstanding.

CNB CORPORATION
Index

PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$3,134	$4,055
Interest-bearing deposits with other financial institutions	12,703	13,192
Total cash and cash equivalents	15,837	17,247

Time Deposits with other financial institutions	8,532	8,669
Securities available for sale	49,597	45,473
Securities held to maturity (market value of $10,496 in 2010 and $10,837 in 2009)	9,943	10,302
Other securities	1,008	1,008
Loans, held for sale	1,099	—
Loans, net of allowance for loan losses of $3,038 in 2010 and $2,863 in 2009	145,016	148,171
Premises and equipment, net	5,806	5,921
Other assets	12,915	12,711

Total assets	$249,753	$249,502

LIABILITIES
Deposits
Noninterest-bearing	$37,920	$40,016
Interest-bearing	186,915	184,542

Total deposits	224,835	224,558
Other liabilities	4,421	4,624

Total liabilities	229,256	229,182

SHAREHOLDERS’ EQUITY
Common stock — $2.50 par value; 2,000,000 shares authorized; and 1,213,598 shares issued and outstanding in 2010 and 2009	3,034	3,034
Additional paid-in capital	19,509	19,509
Accumulated deficit	(1,231)	(1,456)
Accumulated other comprehensive loss, net of tax	(815)	(767)

Total shareholders’ equity	20,497	20,320

Total liabilities and shareholders’ equity	$249,753	$249,502

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

	Three months ended
	March 31,
	2010	2009
	(Unaudited)
INTEREST INCOME
Loans, including fees	$2,234	$2,597
Securities
Taxable	215	419
Tax exempt	145	129
Other interest income	59	62

Total interest income	2,653	3,207

INTEREST EXPENSE ON DEPOSITS	587	989

NET INTEREST INCOME	2,066	2,218

Provision for loan losses	225	275

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,841	1,943

NONINTEREST INCOME
Service charges and fees	246	265
Net realized gains from sales of loans	30	88
Loan servicing fees, net of amortization	20	(48)
Other income	82	76

Total noninterest income	378	381

NONINTEREST EXPENSES
Salaries and employee benefits	984	1,045
Deferred compensation	61	78
Occupancy	256	290
Legal and professional	175	99
FDIC Premiums	128	100
ORE losses and carrying costs	114	42
Securities write-down, net	—	37
Other expenses	250	259

Total noninterest expense	1,968	1,950

INCOME BEFORE INCOME TAXES	251	374

Income tax expense	26	52

NET INCOME	$225	$322

TOTAL COMPREHENSIVE INCOME	$177	$188

Return on average assets (annualized)	0.36%	0.50%
Return on average equity (annualized)	4.34%	7.28%

Basic earnings per share	$0.19	$0.27
Diluted earnings per share	$0.19	$0.27

Dividends declared per share	$—	$—
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

	Three months ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net Income	$225	$322
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and accretion, net	171	161
Provision for loan losses	225	275
Loans originated for sale	(2,735)	(7,162)
Proceeds from sales of loans originated for sale	1,654	7,012
Gain on sales of loans	(30)	(88)
Other real estate owned writedowns/losses	38	18
Net losses on impairment of investment securities	—	37
(Increase) decrease in deferred tax benefit	(229)	165
(Increase) decrease in other assets	(10)	(305)
Increase (decrease) in other liabilities	(203)	(335)

Total adjustments	(1,119)	(222)

Net cash (used in) provided by operating activities	(894)	100

Cash flows from investing activities
Proceeds from sales of securities available for sale	420	—
Proceeds from maturities of securities available for sale	10,026	6,253
Purchase of securities available for sale	(14,683)	(9,707)
Proceeds from maturities of securities held to maturity	359	497
Proceeds from maturities of time deposits	574	20
Purchase of time deposits	(437)	—
Net change in portfolio loans	2,963	(6,505)
Premises and equipment expenditures	(15)	(211)

Net cash used in investing activities	(793)	(9,653)

Cash flows from financing activities
Net increase in deposits	277	9,474

Net cash provided by financing activities	277	9,474

Net change in cash and cash equivalents	(1,410)	(79)

Cash and cash equivalents at beginning of year	17,247	23,286

Cash and cash equivalents at end of period	$15,837	$23,207

Cash paid during the period for:
Interest	$586	$982
Non-cash transactions:
Transfer from loans to other real estate owned	115	156
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
Note 1-Basis of Presentation
The consolidated financial statements for the three months ended March 31, 2010 include the accounts of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) and the Bank’s then wholly owned subsidiary CNB Mortgage Corporation. All significant intercompany accounts and transactions are eliminated in the consolidation process. In November 2009, Citizens National Bank of Cheboygan and CNB Mortgage Corporation merged leaving Citizens National Bank of Cheboygan as the survivor. The consolidated financial statements for March 31, 2010 and December 31, 2009 include CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the CNB Corporation’s Form 10-K for the year ended December 31, 2009.
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
Fair Value
The following tables present information about the Company’s assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009, and the valuation techniques used by the Company to determine those fair values.
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
Disclosures concerning assets measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
March 31, 2010
Investment securities-available-for-sale	$41,479	$—	$8,118	$49,597

December 31, 2009
Investment securities-available-for-sale	$36,637	$—	$8,836	$45,473
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment
securities-
available-for-
sale
Balance at December 31, 2009	$8,836
Total realized and unrealized gains (losses) included in income	—
Total unrealized gains (losses) included in other comprehensive income	(5)
Net purchases, sales, calls and maturities	(713)
Net transfers in/out of Level 3	—

Balance at March 31, 2010	$8,118

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
Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Assets Measured at Fair Value on a Nonrecurring Basis
(dollars in thousands)

		Prices in
		Active
		Markets	Significant
		for	Other
		Identical	Observable	Significant
		Assets	Inputs	Unobservable	Total Losses
	Balance	(Level 1)	(Level 2)	Inputs (Level 3)	for the Period
Assets
March 31, 2010
Impaired loans	$270			$270	$21
Other real estate owned	1,309			1,309	—

December 31, 2009
Impaired loans	$248			$248	$211
Other real estate owned	1,336			1,336	343
Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The other real estate owned losses for the period ending March 31, 2010 and December 31, 2009 represents charge-offs of loan balances written down through the allowance for loan losses.
Stock Options
The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended March 31, 2010 and 2009.
Due to the plan end date, there are no options available for grant as of March 31, 2010 and 2009.
Information about options outstanding and options exercisable follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
Balance at January 1, 2010	4,462	$48.57
Options exercised	—	—
Options expired	—	—
Options forfeited	—	—

Balance at March 31, 2010	4,462	$48.57	3.7 years	$—

Exercisable at March 31, 2010	4,462	$48.57

There were no options exercised during the three months ended March 31, 2010 and 2009 therefore the aggregate intrinsic value of options exercised was $0 for both periods. There were no shares vested for the same periods. Also, there was no cash received or tax benefits realized from option exercises during the same periods
There have been no significant changes in the Company’s critical accounting policies since December 31, 2009.
Note 2-Earnings Per Share
Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three month period ending March 31, 2010 and 2009 the weighted average shares outstanding in calculating basic and diluted earnings per share was 1,213,598. As of March 31, 2010 all of the 4,462 outstanding share options were not considered in the earnings per share calculation because they were antidilutive.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) and the Bank’s wholly owned subsidiary CNB Mortgage Corporation for the three month period ending March 31, 2009. In November 2009, Citizens National Bank of Cheboygan and CNB Mortgage Corporation merged leaving Citizens National Bank of Cheboygan as the survivor. The consolidated financial statements for March 31, 2010 and December 31, 2009 include CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan.
Critical Accounting Policies
Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in fact and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities. The Company’s critical accounting policies are described in the Management Discussion and Analysis section of its 2009 Annual Report.
Financial Condition
As of March 31, 2010 total assets of the company were $249.8 million which represents very minimal change from December 31, 2009 assets of $249.5 million. The Company recognized a decrease in the loan portfolio of $3.2 million or 2.1% while deposits also remained flat increasing $277,000.
Securities
The securities portfolio increased $3.8 million since December 31, 2009. The available for sale portfolio increased to 81.9% of the investment portfolio at March 31, 2010 compared to 80.1% December 31, 2009.
The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Available for Sale
March 31, 2010
U.S. Government and agency	$27,215	$125	$(3)
Mortgage-backed	13,184	130	(18)
State and municipal	7,118	272	(14)
Corporate Obligations	1,020	22	—
Auction rate securities	1,000	—	—
Preferred Shares	60	38	—

	$49,597	$587	$(35)

December 31, 2009
U.S. Government and agency	$26,312	$179	$—
Mortgage-backed	9,259	136	—
State and municipal	7,836	285	(21)
Corporate Obligations	1,020	22	—
Auction rate securities	1,000	—	—
Preferred Shares	46	24	—

	$45,473	$646	$(21)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Held to Maturity
March 31, 2010
State and municipal	$9,943	$553	$—	$10,496

December 31, 2009
State and municipal	$10,302	$556	$(21)	$10,837
The carrying amount and fair value of securities by contractual maturity at March 31, 2010 are shown below, in thousands of dollars.

	Available for sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value
Due in one year or less	$12,028	$3,180	$3,197
Due from one to five years	20,697	3,992	4,342
Due from five to ten years	1,910	2,051	2,148
Due after ten years	718	720	809

	35,353	9,943	10,496
Subtotal

Mortgage-backed securities	13,184	—	—
Auction Rate Securities	1,000	—	—
Preferred Shares	60	—	—

	$49,597	$9,943	$10,496

Loans
Net loans at March 31, 2010 decreased $3.2 million from December 31, 2009. The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 2010 and December 31, 2009 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at March 31, 2010 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 13.0% of total loans.

	March 31, 2010		December 31, 2009
		% of		% of
	Balance	total	Balance	total
Portfolio loans:
Residential real estate	$75,221	50.74%	$77,152	51.02%
Consumer	6,598	4.45%	7,002	4.63%
Commercial real estate	59,734	40.30%	60,150	39.78%
Commercial	6,684	4.51%	6,903	4.57%

Gross Loans	148,237	100.00%	151,207	100.00%

Deferred loan origination fees, net	(183)		(173)
Allowance for loan losses	(3,038)		(2,863)

Loans, net	$145,016		$148,171

Since December 31, 2009 commercial real estate mortgages have decreased $416,000 while consumer mortgages have decreased $1.9 million. This decrease in residential real estate loans is primarily due to in house mortgages being refinanced and subsequently sold in the secondary market. Loan demand continues to be low and overall total loan growth is not expected in 2010.
Allowance and Provision for Loan Losses
An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, follows:

	2010	2009
Beginning balance	$2,863	$1,996
Provision for loan losses	225	275
Charge-offs	(62)	(121)
Recoveries	12	22

Ending balance	$3,038	$2,172

Management continually monitors its allowance for loan losses and as a result of this monitoring process recorded a loan loss provision of $225,000 for the first three months of 2010 compared to the prior year amount of $275,000 in the first three months of 2009. The amount of provisions for loan losses recognized by the Company is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.
Credit Quality
The lending staff continues to be well-trained and experienced. During 2009 the Company experienced a continued decrease in the quality of its loan portfolio as a result of persisting deterioration of the Michigan economy and the results of recognizing and working out of problem commercial real estate credits. The Company maintains an acceptable level of asset quality as a result of actively managing delinquencies, nonperforming assets and potential loan problems. The Company performs an ongoing review of all large credits to watch for any deterioration in quality. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans in (1) above); and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate amount of nonperforming loans is shown in the table below.

	March 31,	December 31,
	2010	2009
Nonaccrual	$8,158	$8,095
Loans past due 90 days or more	15	83
Troubled debt restructurings	—	260

Total nonperforming loans	$8,173	$8,438

Percent of gross loans	5.51%	5.59%
At March 31, 2010, total nonperforming assets decreased by $265,000 from December 31, 2009. The Bank is closely monitoring and managing nonperforming loans. Nonaccrual loans increased slightly to $8.2 million since December 31, 2009. Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest. The level of non-performing loans remained stable from December 31, 2009. Uncertainty in the local economic conditions continues to contribute to the weakness in credit quality.
The Company had 27 problem loans that were reviewed for impairment totaling $8.5 million as of March 31, 2010. Of the 27 impaired loans 9 of the loans have a valuation allowance against loss potential. The balance of these 9 loans at March 31, 2010 totaled $6.0 million and the valuation allowance was $1.9 million.
Because of the continuing efforts to identify and analyze the overall amount of credit risk in the Company’s loan portfolio, the Company expects the level of non-performing loans to remain at current levels throughout the remainder of 2010. The Bank believes it is adequately reserved on these loans.

Deposits
As of March 31, 2010 a marginal increase of $277,000 was recognized in deposits since December 31, 2009. Although there was little change in total deposits, there was a shift in the deposit mix. Interest-bearing deposits increased $2.4 million or 1.3% for the three months ended March 31, 2010, while noninterest-bearing deposits decreased $2.1 million or 5.2%.
Liquidity and Capital
The Company maintains an adequate liquidity position in order to respond to extensions of credit, the short-term demand for funds caused by withdrawals from deposit accounts, and for the payment of operating expenses. Maintaining adequate liquidity is accomplished through the management of a combination of liquid assets – those which can be converted into cash – and access to additional sources of funds. If necessary, additional sources of funds include Federal Home Loan Bank advances and Federal Reserve Discount Window availability. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as “available for sale” and maturing loans. The company does not rely on borrowings for sources of liquidity. Liquidity management is both a daily and long-term function of business management. Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments and loans. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.
The Company’s balances of cash and cash equivalents decreased $1.4 million or 8.2%. During the three month period ending March 31, 2010, $894,000 in cash was used in operating activities. Investing activities utilized $793,000 during the three months ended March 31, 2010 and financing activities provided $277,000.
As of March 31, 2010, the Company had no federal funds sold, $12.7 million in interest-bearing deposits with other financial institutions, $49.6 million in securities available for sale and $3.2 million in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 29.1% of total deposits as of March 31, 2010.
Total equity of the Company at March 31, 2010 was $20.5 million compared to $20.3 million at December 31, 2009. The increase in equity for the three months ended March 31, 2010 includes a decrease in the accumulated deficit and was offset by a marginal decrease in net changes related to accumulated other comprehensive loss.
RESULTS OF OPERATIONS
CNB Corporation’s 2010 net income for the first three months was $225,000, a decrease of $97,000 compared to 2009 results. This decrease in net income can be attributed for the most part to a decreased level of net interest income. Net interest income decreased compared to the same three month period last year due in part to the elevated level of nonaccrual loans. This decrease in net interest income can also be attributed to the current rate environment. While deposit rates have reached near minimum levels, loans and investments continue to reprice at lower levels. Basic and diluted earnings per share were $0.19 for 2010 compared to $0.27 for 2009. The return on assets was .36% for the first three months of the year versus .50% for the same period in 2009. The return on equity was 4.34% compared to 7.28% for the same period last year.
For the first three months of 2010, net interest income was $2.1 million representing a decrease of 6.8% from the same period in 2009. The fully taxable equivalent net interest margin decreased to 3.86% for the three month period ending March 31, 2009 compared to 4.37% for the same period ending March 31, 2008. This change can be attributable to the same reasons noted above. The decreasing interest rate environment continues to cause a decrease in interest income on earning assets.
Management continually reviews changes in the loan portfolio composition and asset quality. In response to the stabilizing asset quality, management recorded a provision expense of $225,000 in the first three months in 2010 and $275,000 in the first three months in 2009.

Noninterest income for the three months ending March 31, 2010 was $378,000, a decrease of $3,000 or 0.79% from the same period last year. This change between the two periods is attributed, in part, to the Bank’s loan promotion offered in February 2009 during which the Bank grew its mortgages held for investment with the loan special which caused some of the mortgages previously sold to the secondary market to refinance into portfolio loans. The decrease in the loans sold to the secondary market also causes a decrease in the intangible mortgage servicing asset through a net decrease of the amortization of the loan servicing fees. Although the net amortization of the loan servicing fees was a $48,000 decrease in 2009, it was a $20,000 net increase in 2010. This is a $68,000 change year over year. This increase in income was offset by decreases in the gains on the sales of loans and decreases in service charges and fees in the three month comparison.
Noninterest expense for the first three months of 2010 and 2009 was $2.0 million. Although noninterest expenses did not change significantly, the mix of expenses has changed. Salaries and employee benefits have decreased due to reductions in staff while legal and professional expenses increased due to legal fees from an ongoing litigation against the Bank’s former investment advisor and additional legal fees from the increased level of foreclosures. The increased level of foreclosures has also increased the expenses related to ORE losses and carrying costs. FDIC insurance premiums have increased again in 2010 due to the large number of bank failures and the need for the insurance fund to be replenished.
The provision for federal income tax was 10.4% of pretax income for the three months ended March 31, 2010 as compared to 13.9% for the same period in 2009. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.
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
Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2009 Management Discussion and Analysis appearing in the December 31, 2009 10K.
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
Management of CNB Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
The December 31, 2009 annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the annual report.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Item 2- Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3-Defaults Upon Senior Securities
None
Item 4-(Removed and Reserved)
Item 5-Other Information
None
Item 6-Exhibits and Reports of Form 8-K
     a.)Exhibits

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

CNB Corporation (Registrant)
Date: May 13, 2010	/s/ Susan A. Eno
Susan A. Eno
President and Chief Executive Officer

Date: May 13, 2010	/s/ Douglas W. Damm
Douglas W. Damm
Senior Vice President

EXHIBIT INDEX

Number	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of he Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer