Form 10-Q
period 2010-06-30
CNB CORP /MI/
filed 2010-08-13
CIK 779125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2010 there were 1,212,098 shares of the issuer’s common stock outstanding.

CNB CORPORATION
Index

PART I — FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS (CONDENSED)
CNB CORPORATION
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$2,566	$4,055
Interest-bearing deposits with other financial institutions	15,954	13,192

Total cash and cash equivalents	18,520	17,247

Time Deposits with other financial institutions	8,795	8,669
Securities available for sale	48,768	45,473
Securities held to maturity (market value of $8,177 in 2010 and $10,837 in 2009)	7,825	10,302
Other securities	1,008	1,008
Loans, held for sale	602	—
Loans, net of allowance for loan losses of $1,214 in 2010 and $2,863 in 2009	141,110	148,171
Premises and equipment, net	5,717	5,921
Other assets	12,652	12,711

Total assets	$244,997	$249,502

LIABILITIES
Deposits
Noninterest-bearing	$39,879	$40,016
Interest-bearing	179,477	184,542

Total deposits	219,356	224,558
Other liabilities	4,563	4,624

Total liabilities	223,919	229,182

SHAREHOLDERS’ EQUITY
Common stock — $2.50 par value; 2,000,000 shares authorized; and 1,212,098 and 1,213,598 shares issued and outstanding in 2010 and 2009	3,030	3,034
Additional paid-in capital	19,498	19,509
Accumulated deficit	(684)	(1,456)
Accumulated other comprehensive loss, net of tax	(766)	(767)

Total shareholders’ equity	21,078	20,320

Total liabilities and shareholders’ equity	$244,997	$249,502

See accompanying notes to consolidated financial statements.

CNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
INTEREST INCOME
Loans, including fees	$2,232	$2,637	$4,466	$5,234
Securities
Taxable	261	332	476	751
Tax exempt	133	125	278	254
Other interest income	56	57	115	119

Total interest income	2,682	3,151	5,335	6,358

INTEREST EXPENSE ON DEPOSITS	542	932	1,129	1,921

NET INTEREST INCOME	2,140	2,219	4,206	4,437

Provision for loan losses	150	225	375	500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,990	1,994	3,831	3,937

NONINTEREST INCOME
Service charges and fees	269	277	515	542
Net realized gains from sales of loans	50	184	80	272
Loan servicing fees, net of amortization	25	(27)	45	(75)
Gains on life insurance proceeds	189	0	189	0
Gain on the sale of investment securities	5	620	5	620
Other income	88	115	170	191

Total noninterest income	626	1,169	1,004	1,550

NONINTEREST EXPENSES
Salaries and employee benefits	975	1,031	1,959	2,076
Deferred compensation	47	80	108	158
Occupancy	240	256	496	546
Legal and professional	188	169	363	268
FDIC Premiums	134	274	262	374
ORE losses and carrying costs	151	246	265	288
Other expenses	231	290	481	586

Total noninterest expense	1,966	2,346	3,934	4,296

INCOME BEFORE INCOME TAXES	650	817	901	1,191

Income tax expense	103	12	129	64

NET INCOME	$547	$805	$772	$1,127

TOTAL COMPREHENSIVE INCOME	$596	$1,550	$773	$1,738

Return on average assets (annualized)	0.89%	1.25%	0.62%	0.87%
Return on average equity (annualized)	10.61%	17.72%	7.47%	11.72%

Basic earnings per share	$0.45	$0.66	$0.64	$0.93
Diluted earnings per share	$0.45	$0.66	$0.64	$0.93

Dividends declared per share	$—	$—	$—	$—
See accompanying notes to consolidated financial statements.

CNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

	Six months ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net Income	$772	$1,127
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and accretion, net	309	366
Provision for loan losses	375	500
Loans originated for sale	(4,853)	(16,261)
Proceeds from sales of loans originated for sale	4,299	14,733
Gain on sales of loans	(80)	(272)
Gain on sales of other real estate owned properties	—	(3)
Other real estate owned writedowns/losses	125	208
Net losses on impairment of investment securities	—	37
Increase in deferred tax benefit	(204)	(315)
(Increase) decrease in other assets	275	(606)
Decrease in other liabilities	(61)	(103)

Total adjustments	185	(1,716)

Net cash (used in) provided by operating activities	957	(589)

Cash flows from investing activities
Proceeds from sales of securities available for sale	420	—
Proceeds from maturities of securities available for sale	24,086	16,347
Purchase of securities available for sale	(27,847)	(21,264)
Proceeds from maturities of securities held to maturity	3,437	2,519
Purchase of securities held to maturity	(960)	(1,297)
Proceeds from maturities of time deposits	1,054	1,077
Purchase of time deposits	(1,180)	(2,112)
Net change in portfolio loans	6,581	(2,390)
Premises and equipment expenditures	(58)	(250)

Net cash (used in) provided by investing activities	5,533	(7,370)

Cash flows from financing activities
Net increase (decrease) in deposits	(5,202)	2,398
Purchases of common stock	(15)	—

Net cash (used in) provided by financing activities	(5,217)	2,398

Net change in cash and cash equivalents	1,273	(5,561)

Cash and cash equivalents at beginning of year	17,247	23,286

Cash and cash equivalents at end of period	$18,520	$17,725

Cash paid during the period for:
Interest	$1,141	$1,948
Income taxes	—	138
Non-cash transactions:
Transfer from loans to other real estate owned	376	1,375
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
Note 1-Basis of Presentation
The consolidated financial statements for June 30, 2010 and December 31, 2009 include CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan. The consolidated financial statements for the three and six months ended June 30, 2009 include the accounts of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) and the Bank’s then wholly owned subsidiary CNB Mortgage Corporation. All significant intercompany accounts and transactions are eliminated in the consolidation process. In November 2009, Citizens National Bank of Cheboygan and CNB Mortgage Corporation merged leaving Citizens National Bank of Cheboygan as the survivor. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the CNB Corporation’s Form 10-K for the year ended December 31, 2009.
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
New Accounting Standards
In July 2010, FASB issued a statement which expands disclosures about credit quality of financing receivables and allowance for credit losses. The standard will require the Company to expand disclosures about the credit quality of our loans and the related reserves against them. The extra disclosures will include details on our past due loans, credit quality indicators, and modifications of loans. The Company will adopt the standard beginning with our December 31, 2010 financial statements.

Fair Value Measurements
The following tables present information about the Company’s assets measured at fair value on a recurring basis at June 30, 2010, and the valuation techniques used by the Company to determine those fair values.
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
Disclosures concerning assets measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs (Level
	(Level 1)	(Level 2)	3)	Balance
Assets
June 30, 2010
Investment securities-available-for-sale:
U.S. Government and agency	$27,311	$—	$—	$27,311
Mortgage-backed	14,246	—	—	14,246
State and municipal	—	—	5,154	5,154
Corporate Obligations	1,025	—	—	1,025
Auction rate securities	—	—	1,000	1,000
Preferred Shares	32	—	—	32

	$42,614	$—	$6,154	$48,768

December 31, 2009
Investment securities-available-for-sale:
U.S. Government and agency	$26,312		$—	$26,312
Mortgage-backed	9,259		—	9,259
State and municipal			7,836	7,836
Corporate Obligations	1,020		—	1,020
Auction rate securities			1,000	1,000
Preferred Shares	46		—	46

	$36,637	$—	$8,836	$45,473

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment
securities-
available-for-
sale
Balance at December 31, 2009	$8,836
Total realized and unrealized gains (losses) included in income	5
Total unrealized gains (losses) included in other comprehensive income	(52)
Net purchases, sales, calls and maturities	(2,625)
Net transfers in/out of Level 3	—

Balance at June 30, 2010	$6,164

Available-for-sale investment securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities and an auction rate security which has no recent trades. The Company estimates the fair value of these assets based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.
Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.
Assets Measured at Fair Value on a Nonrecurring Basis
(dollars in thousands)

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs (Level	Inputs (Level	Total Losses
	Balance	(Level 1)	2)	3)	for the Period
Assets
June 30, 2010
Impaired loans	$2,543			$2,543	$1,272
Other real estate owned	1,194			1,194	85

December 31, 2009
Impaired loans	$248			$248	$211
Other real estate owned	1,336			1,336	343
Loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on management’s best estimate of key assumptions. These assumptions include future payment ability and estimated realizable values of available collateral (typically based on outside appraisals). The FAS 114 losses for the period ending June 30, 2010 represents charge-offs of loan balances written down through the allowance for loan losses.
The Company’s other real estate owned is held at an estimated fair value and that value changes periodically with the real estate market. Losses for the period associated with other real estate owned represent valuation adjustments and are write downs through the income statement.

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
The estimated values of financial instruments were:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets
Cash and cash equivalents	$18,520	$18,520	$17,247	$17,247
Time Deposits with other financial institutions	8,795	8,795	8,669	8,669
Securities available for sale	48,768	48,768	45,473	45,473
Securities held to maturity	7,825	8,177	10,302	10,837
Other securities	1,008	1,008	1,008	1,008
Loans held for sale	602	611	—	—
Loans, net	141,110	142,062	148,171	148,376
Accrued interest receivable	1,217	1,217	991	991

Liabilities
Deposits:
Noninterest-bearing	$(39,879)	$(39,879)	$(40,016)	$(40,016)
Interest bearing	(179,477)	(179,762)	(184,542)	(185,023)
Accrued interest payable on deposits	(75)	(75)	(87)	(87)

Stock Options
The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended June 30, 2010 and 2009.
Due to the plan end date, there are no options available for grant as of June 30, 2010 and 2009.
Information about options outstanding and options exercisable follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
Balance at January 1, 2010	4,462	$48.57
Options exercised	—	—
Options expired	—	—
Options forfeited	—	—

Balance at June 30, 2010	4,462	$48.57	3.5 years	$—

Exercisable at June 30, 2010	4,462	$48.57
There were no options exercised during the six months ended June 30, 2010 and 2009 therefore the aggregate intrinsic value of options exercised was $0 for both periods. There were no shares vested for the same periods. Also, there was no cash received or tax benefits realized from option exercises during the same periods
There have been no significant changes in the Company’s critical accounting policies since December 31, 2009.
Note 2-Earnings Per Share
Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and six month periods ending June 30, 2010 the weighted average shares outstanding in calculating basic and diluted earnings per share were 1,213,021 and 1,213,308. As of June 30, 2010 there were 4,462 options not considered in the three and six month earnings per share calculations because they were antidilutive. For the three and six month periods ending June 30, 2009 the weighted average shares outstanding in calculating basic and diluted earnings per share were 1,213,598. As of June 30, 2009 there were 10,231 options not considered in the three and six month earnings per share calculations because they were antidilutive.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) and the Bank’s wholly owned subsidiary CNB Mortgage Corporation for the three month period ending June 30, 2009. In November 2009, Citizens National Bank of Cheboygan and CNB Mortgage Corporation merged leaving Citizens National Bank of Cheboygan as the survivor. The consolidated financial statements for June 30, 2010 and December 31, 2009 include CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan.
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
Financial Condition
As of June 30, 2010 total assets of the company were $245.0 million which represents a decrease of $4.5 million or 1.8% from December 31, 2009. The Company recognized a decrease in the loan portfolio of $8.4 million or 5.6% while deposits decreased $5.2 million.
Securities
The securities portfolio increased $818,000 since December 31, 2009. The available for sale portfolio increased to 84.7% of the investment portfolio at June 30, 2010 compared to 80.1% at December 31, 2009.
The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Available for Sale
June 30, 2010
U.S. Government and agency	$27,311	$168	$—
Mortgage-backed	14,246	227	(12)
State and municipal	5,154	236	(31)
Corporate Obligations	1,025	27	—
Auction rate securities	1,000	—	—
Preferred Shares	32	10	—

	$48,768	$668	$(43)

December 31, 2009
U.S. Government and agency	$26,312	$179	$—
Mortgage-backed	9,259	136	—
State and municipal	7,836	285	(21)
Corporate Obligations	1,020	22	—
Auction rate securities	1,000	—	—
Preferred Shares	46	24	—

	$45,473	$646	$(21)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Held to Maturity
June 30, 2010
State and municipal	$7,825	$421	$(69)	$8,177

December 31, 2009
State and municipal	$10,302	$556	$(21)	$10,837

The carrying amount and fair value of securities by contractual maturity at June 30, 2010 are shown below, in thousands of dollars.

	Available for sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value
Due in one year or less	$9,317	$480	$486
Due from one to five years	21,946	4,009	4,308
Due from five to ten years	1,646	2,666	2,643
Due after ten years	581	670	740

	33,490	7,825	8,177
Subtotal

Mortgage-backed securities	14,246	—	—
Auction Rate Securities	1,000	—	—
Preferred Shares	32	—	—

	$48,768	$7,825	$8,177

Loans
Net loans at June 30, 2010 decreased $7.1 million from December 31, 2009. The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 2010 and December 31, 2009 and their percentages of the total loan portfolio. All loans are domestic. A quarterly review of loan concentrations at June 30, 2010 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 13.1% of total loans.

	June 30, 2010		December 31, 2009
	Balance	% of total	Balance	% of total
Portfolio loans:
Residential real estate	$72,930	51.17%	$77,152	51.02%
Consumer	6,611	4.64%	7,002	4.63%
Commercial real estate	56,592	39.71%	60,150	39.78%
Commercial	6,388	4.48%	6,903	4.57%

Gross Loans	142,521	100.00%	151,207	100.00%

Deferred loan origination fees, net	(197)		(173)
Allowance for loan losses	(1,214)		(2,863)

Loans, net	$141,110		$148,171

Since December 31, 2009 commercial real estate mortgages have decreased $3.6 million while consumer mortgages have decreased $4.2 million. This decrease in residential real estate loans is primarily due to loan pay downs and payoffs. Demand for new commercial loans of any kind has become stagnant and the Bank continues to work with its current borrowers and their financial commitments during these tough economic times in Michigan.

Allowance and Provision for Loan Losses
An analysis of the allowance for loan losses, in thousands of dollars, follows:

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2010	2009	2010	2009
Beginning balance	$3,038	$2,172	$2,863	$1,996
Provision for loan losses	150	225	375	500
Charge-offs	(2,069)	(200)	(2,131)	(321)
Recoveries	95	15	107	37

Ending balance	$1,214	$2,212	$1,214	$2,212

Net charge-offs for the year to date period totaled $2.0 million as of June 30, 2010 compared to $284,000 at June 30, 2009. The majority of the net charge off amount in 2010 is related to 5 loans. Prior to the charge offs, management had recorded specific allocations in its allowance for loan losses related to expect losses on these 5 loans.
The balance of the allowance for loan loss at June 30, 2010 is $1.2 million compared to $2.2 million at June 30, 2009. Management performs an analysis of the adequacy of the allowance on a regular basis. Based on the most recent analysis, management believes the current level to be adequate to provide for potential losses. As exhibited in the credit quality section below, the Company has started to see decreases is its levels of nonperforming loans.
Management continually monitors its allowance for loan losses and as a result of this monitoring process recorded a loan loss provision of $375,000 for the first six months of 2010 compared to the prior year amount of $500,000 in the first six months of 2009. The amount of provisions for loan losses recognized by the Company is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.
Credit Quality
The Company has experienced a decrease in the quality of its loan portfolio in recent years as a result of persisting strain on the Michigan economy and the results of recognizing and working out of problem commercial real estate credits. Since December 31, 2009 the Company has experienced improvements in the delinquencies, non accruals and substandard assets. The Company maintains an acceptable level of asset quality as a result of actively managing delinquencies, nonperforming assets and potential loan problems. The Company performs an ongoing review of all large credits to watch for any deterioration in quality. Nonperforming assets are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans in (1) above); (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above); and (4) other real estate owned properties . The aggregate amount of nonperforming assets is shown in the table below.

	June 30,	December 31,
	2010	2009
Nonaccrual	$4,630	$8,095
Loans past due 90 days or more	2	83
Troubled debt restructurings	—	260
Other real estate owned	2,509	2,660

Total nonperforming assets	$7,141	$11,098

Percent of total assets	2.91%	4.45%
At June 30, 2009, total nonperforming assets decreased by $4.0 million from December 31, 2009. The Bank is closely monitoring and managing nonperforming assets. Nonaccrual loans decreased to $4.6 million since December 31, 2009. Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest. Other real estate owned decreased slightly to $2.5 million since December 31, 2009. The decrease in non-performing assets was due to the beginning of a leveling off from the multiple periods of continued deteriorating credit quality and change-offs. Uncertainty in the local economic conditions continues and could result in continued weakness in credit quality.
The Company had 24 problem commercial loans that were reviewed for impairment totaling $4.7 million as of June 30, 2010. 5 of the 24 loans were have a valuation allowance against loss potential. The balance of these 5 loans at June 30, 2010 totaled $388,000 and the valuation allowance was $147,000.
The Bank has outsourced a loan review process performed twice per year. Because of the continuing efforts to identify and analyze the overall amount of credit risk in the Company’s loan portfolio, the Company expects the level of non-performing assets to remain at current levels throughout the remainder of 2010. The Bank believes it is adequately reserved on the nonperforming loans.
Deposits
Deposits at June 30, 2010 decreased $5.2 million since December 31, 2009. In 2009, the Bank experienced an overall elevated level of deposits as some customers fled more risky market investments for the safety of FDIC insurance bank deposits. The decrease in deposits during the first six months of 2010 is due primarily to growing customer confidence in placing money back into the market and customer desires for higher returns as the Bank continues to be in a low interest rate cycle. Interest-bearing deposits decreased $5.1 million or 2.7% for the six months ended June 30, 2010, while noninterest-bearing deposits decreased $137,000 or 0.34%.
Liquidity and Capital
The Company maintains an adequate liquidity position in order to respond to extensions of credit, the short-term demand for funds caused by withdrawals from deposit accounts, and for the payment of operating expenses. Maintaining adequate liquidity is accomplished through the management of a combination of liquid assets – those which can be converted into cash – and access to additional sources of funds. If necessary, additional sources of funds include Federal Home Loan Bank advances, Federal Home Loan Bank overdraft line of credit and Federal Reserve Discount Window availability. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as “available for sale” and maturing loans. The company does not rely on borrowings for sources of liquidity. Liquidity management is both a daily and long-term function of business management. Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments and loans. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.
The Company’s balances of cash and cash equivalents increased $1.3 million or 7.4% to $18.5 million. During the six month period ending June 30, 2010, $957,000 in cash was provided by operating activities. Investing activities provided $5.5 million during the six months ended June 30, 2010, primarily due to the net decrease in portfolio loans and financing activities utilized $5.2 million due to decreased deposits.

As of June 30, 2010, the Company had no federal funds sold, $13.8 million on deposit at the Federal Reserve, $48.8 million in securities available for sale and $480,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 28.8% of total deposits as of June 30, 2010.
Total equity of the Company at June 30, 2010 was $21.1 million compared to $20.3 million at December 31, 2009. The increase in equity for the six months ended June 30, 2010 is due to an increase in retained earnings from net income. The Board of Directors of CNB Corporation voted at its June 10, 2010 meeting that no dividend will be paid for the second quarter of 2010.
RESULTS OF OPERATIONS
CNB Corporations 2010 net income for the first six months was $772,000, a decrease of $355,000 compared to 2009 results. This decrease in net income can be attributed in part to the fact that in 2009 the Company recorded gains on the sale of investment securities in the amount of $620,000 and did not have the same level of gains in 2010 at only $5,000. Also contributing to the decrease in net income was a decrease in gains on sales of loans due to decrease mortgage activity. Although, the Company had minimal gains on securities sale in 2010, it recorded $189,000 in gains on life insurance proceeds due to the death of a retired director. The return on assets was 0.62% for the first six months of the year versus 0.87% for the same period in 2009. The return on equity was 7.47% compared to 11.72% for the same period last year.
Net income for the three months ending June 30, 2010 was $547,000 compared to $805,000 for 2009. This was a decrease of $258,000. The return on average assets was 0.89% compared to 1.25% for 2009. The return on average equity was 10.61% compared to 17.72% for 2009. This decrease in quarterly earnings is due to the same reasons as mentioned above.
Interest income for the first six months of 2010 was $5.3 million, a decrease of $1.0 million or 16.1% compared to the 2009 results. This decrease in interest income can be attributed to a continuing low rate environment coupled with increasing loan payoffs. The low interest rates cause customers to refinance their loans to take advantage of the decreased rates which in turn decreases the interest income earned on those loans. The extended low rate environment also causes customers to take money from low yielding savings accounts and use the money to payoff loans thus decreasing total loans outstanding and total interest income. Additional reason for the decreases in the total loan portfolio are a result of decreasing loan demand, loans being sold to the secondary market, loan charge-offs and loan balances being transferred to Other Assets as collateral is collected on loans through the foreclosure process.
Interest income for the quarter ending June 30, 2010 was $2.7 million compared to $3.2 million for the same period last year. This decreased is primarily for the same reasons as noted above for the year to date period.
Interest expense for the first six months of 2010 was $1.1 million, a decrease of $792,000 or 41.2% compared to 2009 results. This decrease can be attributed to the decreasing rate environment.
Interest expense for the quarter ending June 30, 2010 was $542,000 compared to $932,000 for the same period last year. This decrease is attributed to the same reasons as noted above for the year to date period.
For the first six months of 2010, net interest income was $4.2 million representing a decrease of 5.2% from the same period in 2009. The fully taxable equivalent net interest margin decreased to 3.84% for the six month period ending June 30, 2010 compared to 3.86% for the same period ending June 30, 2009.
Year to date net charge-offs recorded in the allowance for loan losses were $2.0 million for 2010 compared to $284,000 for the same period in 2009. A provision expense of $375,000 was recorded in the first six months of 2010 compared to $500,000 in the first six months in 2009 in order to maintain an acceptable allowance for loan loss level. The decreased provision expense is in response to the decreasing total loan portfolio and the stabilizing asset quality.
Noninterest income for the six months ending June 30, 2010 was $1.0 million, a decrease of $546,000 from the same period last year. This change between the two periods is attributed, mostly, due to the same reasons as indicated for the change in year to date net income. 2009 noninterest income included $620,000 of gains on the sale of investment securities. The investment securities sold in 2009 were one auction rate security with Bank of America preferred shares as underlying collateral and Bank of America preferred shares. 2010 noninterest income included just $5,000 of gains on the sale of investment securities.
The decrease in noninterest income between the two periods is also due, in part, to the decreasing rate environment in 2009 resulting in an increased number of refinances of mortgages sold to the secondary market during that year thus increasing the banks gains from the sales of these types of loans. There have been fewer mortgage refinances in 2010 and therefore less gains realized from the sales of mortgages.
Noninterest income for the three month period ending June 30, 2010 was $626,000 compared to $1.2 million for the same period last year. This represents a decrease of $543,000. This increase is attributable, mostly, to the investment securities gains recorded in 2009 and other reasons as noted above.
Noninterest expense for the first six months of 2010 was $3.9 million, a decrease of $362,000 or 8.4% compared to 2009 results. The decrease in noninterest expense is attributable to small decrease in multiple expense categories. Salaries and employee benefits decrease as the number of employees decreased from 77 full-time equivalent employees as of June 30, 2009 to 75 full-time equivalent employees as of June 30, 2010. Deferred compensation expenses decreased over the same period last year. This decrease is partially attributable to the amendment of the 1985 Deferred Compensation Plan. The amendment no longer allows for additional accrual of benefits. The Bank has had decrease FDIC premiums for the first six months of 2010 compared to the same period last year. In March 2009 the FDIC announced an immediate emergency special assessment. This special assessment premium was charged to all banks due to the large number of bank failures and the need for the insurance fund to be replenished. Although the overall insurance rates have not changed significantly in 2010, there have been no emergency special assessments. All of these expense decreases were offset by an increase in legal and professional expenses. This increase is due to legal fees from the ongoing litigation against the Bank’s former investment advisor and additional legal fees from the increased level of foreclosures and bankruptcies.
Noninterest expense for the three month period ending June 30, 2010 was $2.0 million, a decrease of $380,000 or 16.2% compared to 2009 results. This increase is primarily for the same reasons as noted above for the year to date period. Additional discussion is included in the Allowance and Provision for Loan Losses and the Credit Quality section above.
The provision for federal income tax was 14.3% of pretax income for the six months ended June 30, 2010 as compared to 5.4% for the same period in 2009. The difference between the tax rates for the two periods is due, in part, to the circumstance surrounding the original impairment loss on the securities investment reported in prior periods. The gains on the securities sold in 2009 were not taxable as the gain is offsetting prior capital losses. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Bill that permits the company to provide only management’s report in this annual report
The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. It meets quarterly with management and the internal auditor and periodically with the independent auditors to ensure that they are carrying out their responsibilities. The independent auditors and the internal auditor have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.
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
A Current Report on Form 8-K was filed on May 21, 2010 announcing the results of the annual vote for directors.
A Current Report on Form 8-K was filed on June 10, 2010 announcing that no dividend was declared for the second quarter 2010.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)

Date: August 13, 2010	/s/ Susan A. Eno
Susan A. Eno
President and Chief Executive Officer

Date: August 13, 2010	/s/ Douglas W. Damm
Douglas W. Damm Executive Vice President

EXHIBIT INDEX

Number	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of he Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer