Form 10-Q
period 2010-09-30
CNB CORP /MI/
filed 2010-11-15
CIK 779125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of tis chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 or the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2010 there were 1,212,098 shares of the issuer’s common stock outstanding.

CNB CORPORATION
Index

PART I — FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS (CONDENSED)
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$3,041	$4,055
Interest-bearing deposits with other financial institutions	40,833	13,192

Total cash and cash equivalents	43,874	17,247

Time Deposits with other financial institutions	8,756	8,669
Securities available for sale	46,588	45,473
Securities held to maturity (market value of $8,043 in 2010 and $10,837 in 2009)	7,391	10,302
Other securities	1,008	1,008
Loans, held for sale	1,659	—
Loans, net of allowance for loan losses of $1,148 in 2010 and $2,863 in 2009	133,695	148,171
Premises and equipment, net	5,603	5,921
Other assets	12,218	12,711

Total assets	$260,792	$249,502

LIABILITIES
Deposits
Noninterest-bearing	$42,900	$40,016
Interest-bearing	192,372	184,542

Total deposits	235,272	224,558
Other liabilities	4,283	4,624

Total liabilities	239,555	229,182

SHAREHOLDERS’ EQUITY
Common stock — $2.50 par value; 2,000,000 shares authorized; and 1,212,098 and 1,213,598 shares issued and outstanding in 2010 and 2009	3,030	3,034
Additional paid-in capital	19,498	19,509
Accumulated deficit	(597)	(1,456)
Accumulated other comprehensive loss, net of tax	(694)	(767)

Total shareholders’ equity	21,237	20,320

Total liabilities and shareholders’ equity	$260,792	$249,502

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
INTEREST INCOME
Loans, including fees	$2,101	$2,435	$6,567	$7,669
Securities
Taxable	232	287	708	1,038
Tax exempt	120	137	398	391
Other interest income	64	59	179	178

Total interest income	2,517	2,918	7,852	9,276

INTEREST EXPENSE ON DEPOSITS	511	868	1,640	2,789

NET INTEREST INCOME	2,006	2,050	6,212	6,487

Provision for loan losses	150	1,225	525	1,725

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,856	825	5,687	4,762

NONINTEREST INCOME
Service charges and fees	283	295	798	837
Net realized gains from sales of loans	120	80	200	352
Loan servicing fees, net of amortization	(6)	43	39	(32)
Gains on life insurance proceeds	—	—	189	—
Gain on the sale of investment securities	—	—	5	620
Other income	119	73	289	267

Total noninterest income	516	491	1,520	2,044

NONINTEREST EXPENSES
Salaries and employee benefits	1,016	1,034	2,975	3,110
Deferred compensation	66	81	174	239
Occupancy	247	259	743	805
Legal and professional	191	149	554	417
FDIC Premiums	142	125	404	499
ORE write-downs, losses and carrying costs	391	80	656	368
Other expenses	265	267	746	853

Total noninterest expense	2,318	1,995	6,252	6,291

INCOME (LOSS) BEFORE INCOME TAXES	54	(679)	955	515

Income tax expense (credit)	(33)	(297)	96	(233)

NET INCOME (LOSS)	$87	$(382)	$859	$748

TOTAL COMPREHENSIVE INCOME	$159	$287	$932	$2,025

Return on average assets (annualized)	0.14%	-0.58%	0.46%	0.38%
Return on average equity (annualized)	1.64%	-7.78%	5.49%	5.39%

Basic earnings per share	$0.07	$(0.31)	$0.71	$0.62
Diluted earnings per share	$0.07	$(0.31)	$0.71	$0.62

Dividends declared per share	$—	$—	$—	$—
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

	Nine months ended
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net Income	$859	$748
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and accretion, net	485	442
Provision for loan losses	525	1,725
Loans originated for sale	(11,501)	(19,406)
Proceeds from sales of loans originated for sale	11,025	19,200
Gain on sales of loans	(200)	(352)
Gain on sales of other real estate owned properties	(5)	(3)
Other real estate owned writedowns/losses	387	201
Net (gains) losses on investment securities	(5)	620
Increase in deferred tax benefit	(167)	(658)
Decrease in other assets	1,510	576
Decrease in other liabilities	(339)	(310)

Total adjustments	1,715	2,035

Net cash provided by operating activities	2,574	2,783

Cash flows from investing activities
Proceeds from sales of securities available for sale	420	2,399
Proceeds from maturities of securities available for sale	29,663	22,871
Purchase of securities available for sale	(31,176)	(39,216)
Proceeds from maturities of securities held to maturity	3,871	3,116
Purchase of securities held to maturity	(960)	(4,087)
Proceeds from maturities of time deposits	1,485	2,720
Purchase of time deposits	(1,572)	(5,718)
Net change in portfolio loans	11,699	1,908
Premises and equipment expenditures	(74)	(296)

Net cash provided by (used in) investing activities	13,356	(16,303)

Cash flows from financing activities
Net increase in deposits	10,714	4,902
Dividends paid	(2)	(2)
Purchases of common stock	(15)	—

Net cash provided by financing activities	10,697	4,900

Net change in cash and cash equivalents	26,627	(8,620)

Cash and cash equivalents at beginning of year	17,247	23,286

Cash and cash equivalents at end of period	$43,874	$14,666

Cash paid during the period for:
Interest	$1,663	$2,830
Income taxes	—	286
Non-cash transactions:
Transfer from loans to other real estate owned	1,564	2,176
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
Note 1 — Basis of Presentation
The consolidated financial statements for September 30, 2010 and December 31, 2009 include CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan. The consolidated financial statements for the three and nine months ended September 30, 2009 include the accounts of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) and the Bank’s then wholly owned subsidiary CNB Mortgage Corporation. All significant intercompany accounts and transactions are eliminated in the consolidation process. In November 2009, Citizens National Bank of Cheboygan and CNB Mortgage Corporation merged leaving Citizens National Bank of Cheboygan as the survivor. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the CNB Corporation’s Form 10-K for the year ended December 31, 2009.
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
Note 2 — New Accounting Standards
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

Note 3 — Securities
The securities portfolio decreased $1.8 million since December 31, 2009. The available for sale portfolio increased to 82.9% of the investment portfolio at September 30, 2010 compared to 80.1% at December 31, 2009.
The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Available for Sale
September 30, 2010
U.S. Government and agency	$26,284	$221	$—
Mortgage-backed	12,635	180	—
State and municipal	5,618	307	(5)
Corporate Obligations	1,027	29	—
Auction rate securities	1,000	—	—
Preferred Shares	24	2	—

	$46,588	$739	$(5)

December 31, 2009
U.S. Government and agency	$26,312	$179	$—
Mortgage-backed	9,259	136	—
State and municipal	7,836	285	(21)
Corporate Obligations	1,020	22	—
Auction rate securities	1,000	—	—
Preferred Shares	46	24	—

	$45,473	$646	$(21)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Held to Maturity
September 30, 2010
State and municipal	$7,391	$652	$—	$8,043

December 31, 2009
State and municipal	$10,302	$556	$(21)	$10,837

The carrying amount and fair value of securities by contractual maturity at September 30, 2010 are shown below, in thousands of dollars.

	Available for sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value
Due in one year or less	$6,697	$491	$498
Due from one to five years	24,099	3,614	3,932
Due from five to ten years	1,521	2,616	2,835
Due after ten years	612	670	778

Subtotal	32,929	7,391	8,043

Mortgage-backed securities	12,635	—	—
Auction Rate Securities	1,000	—	—
Preferred Shares	24	—	—

	$46,588	$7,391	$8,043

Note 4 — Loans
The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 2010 and December 31, 2009 and their percentages of the total loan portfolio. All loans are domestic.

	September 30, 2010		December 31, 2009
	Balance	% of total	Balance	% of total
Portfolio loans:
Residential real estate	$70,039	51.86%	$77,152	51.02%
Consumer	6,621	4.90%	7,002	4.63%
Commercial real estate	53,109	39.33%	60,150	39.78%
Commercial	5,280	3.91%	6,903	4.57%

Gross Loans	135,049	100.00%	151,207	100.00%

Deferred loan origination fees, net	(206)		(173)
Allowance for loan losses	(1,148)		(2,863)

Loans, net	$133,695		$148,171

Note 5 — Allowance for Loan losses
The following is a summary of transactions in the allowance for loan losses, in thousands of dollars:

	Three Months Ended		Nine Month Ended
	September 30,		September 30,
	2010	2009	2010	2009
Beginning balance	$1,214	$2,212	$2,863	$1,996
Provision for loan losses	150	1,225	525	1,725
Charge-offs	(234)	(171)	(2,365)	(492)
Recoveries	18	21	125	58

Ending balance	$1,148	$3,287	$1,148	$3,287

Note 6 — Fair Value Measurements
The following tables present information about the Company’s assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, and the valuation techniques used by the Company to determine those fair values.
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
Disclosures concerning assets measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
September 30, 2010
Investment securities-available-for-sale:
U.S. Government and agency	$26,284	$—	$—	$26,284
Mortgage-backed	12,635	—	—	12,635
State and municipal	—	—	5,618	5,618
Corporate Obligations	1,027	—	—	1,027
Auction rate securities	—	—	1,000	1,000
Preferred Shares	24	—	—	24

	$39,970	$—	$6,618	$46,588

December 31, 2009
Investment securities-available-for-sale:
U.S. Government and agency	$26,312		$—	$26,312
Mortgage-backed	9,259		—	9,259
State and municipal			7,836	7,836
Corporate Obligations	1,020		—	1,020
Auction rate securities			1,000	1,000
Preferred Shares	46		—	46

	$36,637	$—	$8,836	$45,473

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

Investment
securities-
available-for-
sale
Balance at December 31, 2009	$8,836
Total realized and unrealized gains (losses) included in income	5
Total unrealized gains (losses) included in other comprehensive income	34
Net purchases, sales, calls and maturities	(2,257)
Net transfers in/out of Level 3	—

Balance at September 30, 2010	$6,618

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
Assets Measured at Fair Value on a Nonrecurring Basis
(dollars in thousands)

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Losses
	Balance	(Level 1)	(Level 2)	(Level 3)	for the Period
Assets
September 30, 2010
Impaired loans	$2,368			$2,368	$900
Other real estate owned	972			972	311

December 31, 2009
Impaired loans	$248			$248	$211
Other real estate owned	1,336			1,336	343
Loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the using management’s best estimate of key assumptions. These assumptions include future payment ability and estimated realizable values of available collateral (typically based on outside appraisals). The impaired loans losses for the period ending September 30, 2010 represents charge-offs of loan balances written down through the allowance for loan losses.
The Company’s other real estate owned is held at an estimated fair value and that value changes periodically with the real estate market. Losses for the period associated with other real estate owned represent valuation adjustments and are write downs through the income statement.

Note 7 — Fair Value of Financial Instruments
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
The estimated values of financial instruments were:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets
Cash and cash equivalents	$43,874	$43,874	$17,247	$17,247
Time Deposits with other financial institutions	8,756	8,756	8,669	8,669
Securities available for sale	46,588	46,588	45,473	45,473
Securities held to maturity	7,391	8,043	10,302	10,837
Other securities	1,008	1,008	1,008	1,008
Loans held for sale	1,659	1,683	—	—
Loans, net	133,695	135,367	148,171	148,376
Accrued interest receivable on loans	462	462	544	544

Liabilities
Deposits:
Noninterest-bearing	$(42,900)	$(42,900)	$(40,016)	$(40,016)
Interest bearing	(192,372)	(192,616)	(184,542)	(185,023)
Accrued interest payable on deposits	(63)	(63)	(87)	(87)

Note 8 — Stock Options
The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended September 30, 2010 and 2009.
Due to the plan end date, there are no options available for grant as of September 30, 2010 and 2009.
Information about options outstanding and options exercisable follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
Balance at January 1, 2010	4,462	$48.57
Options exercised	—	—
Options expired	—	—
Options forfeited	—	—

Balance at September 30, 2010	4,462	$48.57	3.5 years	$—

Exercisable at September 30, 2010	4,462	$48.57
There were no options exercised during the nine months ended September 30, 2010 and 2009 therefore the aggregate intrinsic value of options exercised was $0 for both periods. There were no shares vested for the same periods. Also, there was no cash received or tax benefits realized from option exercises during the same periods
There have been no significant changes in the Company’s critical accounting policies since December 31, 2009.
Note 9 — Earnings Per Share
Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and nine month periods ending September 30, 2010 the weighted average shares outstanding in calculating basic and diluted earnings per share were 1,212,098 and 1,212,900. As of September 30, 2010 there were 4,462 options not considered in the three and nine month earnings per share calculations because they were antidilutive. For the three and nine month periods ending September 30, 2009 the weighted average shares outstanding in calculating basic and diluted earnings per share were 1,213,598. As of September 30, 2009 there were 10,231 options not considered in the three and nine month earnings per share calculations because they were antidilutive.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) and the Bank’s wholly owned subsidiary CNB Mortgage Corporation for the three month period ending September 30, 2009. In November 2009, Citizens National Bank of Cheboygan and CNB Mortgage Corporation merged leaving Citizens National Bank of Cheboygan as the survivor. The consolidated financial statements for September 30, 2010 and December 31, 2009 include CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan.
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
Financial Condition
As of September 30, 2010 total assets of the company were $260.8 million which represents an increase of $11.3 million or 4.5% from December 31, 2009. The Company recognized a decrease in the loan portfolio of $16.2 million or 10.7% while deposits increased $10.7 million and total cash and cash equivalents increased $26.6 million.
Loans
Net loans at September 30, 2010 decreased $14.5 million from December 31, 2009. A quarterly review of loan concentrations at September 30, 2010 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 13.4% of total loans.
Since December 31, 2009 commercial real estate mortgages have decreased $7.0 million while consumer mortgages have decreased $7.1 million. This decrease in residential real estate loans is primarily due to loan pay downs and payoffs. Demand for new commercial loans of any kind has become stagnant and the Bank continues to work with its current borrowers and their financial commitments during these tough economic times in Michigan.

Allowance and Provision for Loan Losses
The analysis of the allowance for loan losses, in thousands of dollars, follows:

	Three Months Ended		Nine Month Ended
	September 30,		September 30,
	2010	2009	2010	2009
Beginning balance	$1,214	$2,212	$2,863	$1,996
Charge-offs:
Residential real estate	31	51	68	150
Consumer	33	12	95	54
Commercial real estate	150	95	1,897	185
Commercial	20	13	305	103

Total charge-offs	234	171	2,365	492

Recoveries:
Residential real estate	2	8	51	15
Consumer	3	5	25	18
Commercial real estate	5	7	41	22
Commercial	8	1	8	3

Total recoveries	18	21	125	58

Net charge-offs	216	150	2,240	434
Provision for loan losses	150	1,225	525	1,725

Ending balance	$1,148	$3,287	$1,148	$3,287

Net charge-offs for the year to date period totaled $2.2 million as of September 30, 2010 compared to $434,000 at September 30, 2009. The majority of the net charge off amount in 2010 is related to 5 loans. Prior to the charge offs, management had recorded specific allocations in its allowance for loan losses related to expected losses on these 5 loans.
The balance of the allowance for loan loss at September 30, 2010 is $1.1 million compared to $3.3 million at September 30, 2009. Management performs an analysis of the adequacy of the allowance on a regular basis. The difference in the loan loss balance between the two periods is due to the specific allocations that were included in the loan loss balance at September 20, 2009 and was subsequently charged off in 2010. Based on the most recent analysis, management believes the current level to be adequate to provide for potential losses. As exhibited in the credit quality section below, the Company has started to see decreases in its levels of nonperforming loans.
Management continually monitors its allowance for loan losses and as a result of this monitoring process recorded a loan loss provision of $525,000 for the first nine months of 2010 compared to the prior year amount of $1.7 million in the first nine months of 2009. The amount of provisions for loan losses recognized by the Company is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.
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

	September 30,	December 31,
	2010	2009
Nonaccrual	$4,773	$8,095
Loans past due 90 days or more	62	83
Troubled debt restructurings	—	260
Other real estate owned	3,108	2,660

Total nonperforming assets	$7,943	$11,098

Percent of total assets	3.05%	4.45%
At September 30, 2010, total nonperforming assets decreased by $3.2 million from December 31, 2009. The Bank is closely monitoring and managing nonperforming assets. Nonaccrual loans decreased to $4.8 million since December 31, 2009. Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest. Other real estate owned increased to $3.1 million since December 31, 2009. On September 23, 2010 Citizens National Bank held a bank-owned property auction. Due to the results of the auction, the Bank sold $530,000 of real estate. The closings for these purchase transactions will be completed in October and November 2010.
The decrease in non-performing assets can be attributed to the beginning of a leveling off from the multiple periods of continued deteriorating credit quality. Decreases are also due to loan charge-offs and the foreclosure of certain nonperforming loans and the underlying collateral being transferred to other real estate owned. Uncertainty in the local economic conditions continues and could result in continued weakness in credit quality.
The Company had 20 problem commercial loans totaling $5.0 million that were reviewed for impairment as of September 30, 2010. 7 of the 20 loans have a valuation allowance against loss potential. The balance of these 7 loans at September 30, 2010 totaled $1.6 million and the valuation allowance was $337,000.
The Bank has outsourced a loan review process performed twice per year. Because of the continuing efforts to identify and analyze the overall amount of credit risk in the Company’s loan portfolio, the Company expects the level of non-performing assets to remain at current levels throughout the remainder of 2010. The Bank believes it is adequately reserved on the nonperforming loans.
Deposits
Deposits at September 30, 2010 increased $10.7 million since December 31, 2009. This increase is due primarily to regular deposit seasonality. Interest-bearing deposits increased $7.8 million or 4.2% for the nine months ended September 30, 2010, while noninterest-bearing deposits increased $2.9 million or 7.2%. As stated above, this increase in deposits is due for the most part to regular seasonal activity in deposits.
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
The Company’s balances of cash and cash equivalents increased $26.6 million to $43.9 million at September 30, 2010. During the nine month period ending September 30, 2010, $2.6 million in cash was provided by operating activities. Investing activities provided $13.4 million during the nine months ended September 30, 2010, primarily due to the net decrease in portfolio loans and financing activities provided $10.7 million due to decreased deposits.
As of September 30, 2010, the Company had no federal funds sold, $39.7 million on deposit at the Federal Reserve, $46.6 million in securities available for sale and $491,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 36.9% of total deposits as of September 30, 2010 compared to 27.6% at December 31, 2009.
Total equity of the Company at September 30, 2010 was $21.2 million compared to $20.3 million at December 31, 2009. The increase in equity for the nine months ended September 30, 2010 is due to an increase in retained earnings from net income. The Board of Directors of CNB Corporation voted at its September 9, 2010 meeting that no dividend will be paid for the third quarter of 2010.
RESULTS OF OPERATIONS
CNB Corporations 2010 net income for the first nine months was $859,000, an increase of $111,000 compared to 2009 results. The change in net income can be attributed to multiple differences between the two nine month periods. 2010 net interest income was $275,000 behind 2009 results. Also contributing to the decrease in net income was a decrease in gains on sales of loans due to decreased mortgage activity. Additionally decreases in net income can be attributed in part to the fact that in 2009 the Company recorded gains on the sale of investment securities in the amount of $620,000 and did not have the same level of gains in 2010 at only $5,000. Offsetting the decreases in net income was a lower provision for loan losses at $525,000 in 2010 compared to $1.7 million in 2009. Also in 2010, the Company recorded $189,000 in gains on life insurance proceeds due to the death of a retired director. The return on assets was 0.46% for the first nine months of the year versus 0.38% for the same period in 2009. The return on equity was 5.49% compared to 5.39% for the same period last year.
Net income for the three months ending September 30, 2010 was $87,000 compared to a net loss of ($382,000) for 2009. This was an increase of $469,000. The return on average assets was 0.14% compared to (0.58)% for 2009. The return on average equity was 1.64% compared to (7.78%) for 2009. The increase in quarterly earnings is due for the most part to the lower provision from $1.2 million recorded in 2009 to $150,000 recorded in 2010. This difference was somewhat offset by additional write-downs and expenses related to the Banks ownership in foreclosed properties.
Interest income for the first nine months of 2010 was $7.9 million, a decrease of $1.4 million or 15.3% compared to the 2009 results. This decrease in interest income can be attributed to a continuing low rate environment coupled with loan payoffs and decreased loan volume. The low interest rates cause customers to refinance their loans to take advantage of the decreased rates which in turn decreases the interest income earned on those loans. The extended low rate environment also causes customers to take money from low yielding savings accounts and use the money to payoff loans thus decreasing total loans outstanding and total interest income. Additional reason for the decreases in the total loan portfolio are a result of decreasing loan demand, loans being sold to the secondary market, loan charge-offs and loan balances being transferred to Other Assets as collateral is collected on loans through the foreclosure process.
Interest income for the quarter ending September 30, 2010 was $2.5 million compared to $2.9 million for the same period last year. This decreased is primarily for the same reasons as noted above for the year to date period.
Interest expense for the first nine months of 2010 was $1.6 million, a decrease of $1.1 million or 41.2% compared to 2009 results. This decrease can be attributed to the decreasing rate environment.

Interest expense for the quarter ending September 30, 2010 was $511,000 compared to $868,000 for the same period last year. This decrease is attributed to the same reasons as noted above for the year to date period.
For the first nine months of 2010, net interest income was $6.2 million representing a decrease of 4.2% from the same period in 2009. The fully taxable equivalent net interest margin decreased to 3.73% for the nine month period ending September 30, 2010 compared to 3.77% for the same period ending September 30, 2009.
Year to date net charge-offs recorded in the allowance for loan losses were $2.2 million for 2010 compared to $434,000 for the same period in 2009. A provision expense of $525,000 was recorded in the first nine months of 2010 compared to $1.7 million in the first nine months in 2009 in order to maintain an acceptable allowance for loan loss level. The decreased provision expense is in response to the decreasing total loan portfolio and the stabilizing asset quality.
Noninterest income for the nine months ending September 30, 2010 was $1.5 million, a decrease of $524,000 from the same period last year. This change between the two periods is attributed, mostly, due to the same reasons as indicated for the change in year to date net income. 2009 noninterest income included $620,000 of gains on the sale of investment securities. The investment securities sold in 2009 were one auction rate security with Bank of America preferred shares as underlying collateral and Bank of America preferred shares. 2010 noninterest income included just $5,000 of gains on the sale of investment securities. 2010 noninterest income included gains on life insurance proceeds of $189,000.
The decrease in noninterest income between the two periods is also due, in part, to the decreasing rate environment in 2009 resulting in an increased number of refinances of mortgages sold to the secondary market during that year thus increasing the banks gains from the sales of these types of loans. Gains on the sales of loans totaled $200,000 in 2010 and $352,000 in 2009. There have been fewer mortgage refinances in 2010 and therefore fewer gains realized from the sales of mortgages.
Noninterest income for the three month period ending September 30, 2010 was $516,000 compared to $491,000 for the same period last year. This represents an increase of $25,000.
Noninterest expense remained relatively unchanged for the first nine months of 2010 compared to 2009 results. Noninterest expense was $6.3 million, a decrease of $39,000 from the same period last year. The decrease in noninterest expense is attributable to small decrease in multiple expense categories. Salaries and employee benefits decrease as the number of employees decreased from 76 full-time equivalent employees as of September 30, 2009 to 74 full-time equivalent employees as of September 30, 2010. Deferred compensation expenses decreased over the same period last year. This decrease is partially attributable to the amendment of the 1985 Deferred Compensation Plan. The amendment no longer allows for additional accrual of benefits. The Bank has had a $95,000 decrease in FDIC premiums for the first nine months of 2010 compared to the same period last year. In March 2009 the FDIC announced an immediate emergency special assessment. This special assessment premium was charged to all banks due to the large number of bank failures and the need for the insurance fund to be replenished. Although the overall insurance rates have not changed significantly in 2010, there have been no emergency special assessments. All of these expense decreases were offset by an increase in legal and professional expenses. This increase is due to legal fees from the ongoing litigation against the Bank’s former investment advisor and additional legal fees from the increased level of foreclosures and bankruptcies.
Noninterest expense for the three month period ending September 30, 2010 was $2.3 million, an increase of $323,000 or 16.2% compared to 2009 results. This increase is primarily the result of write-downs from a bank owned property auction held by the Bank and the associated write-downs from the sales of those.
The provision for federal income tax was 10.1% of pretax income for the nine months ended September 30, 2010 as compared to a tax benefit of (45.2%) for the same period in 2009. The difference between the tax rates for the two periods is due, in part, to the circumstance surrounding the original impairment loss on the securities investment reported in prior periods. The gains on the securities sold in 2009 were not taxable as the gain is offsetting prior capital losses. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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
PART II-OTHER INFORMATION
Item 1-Legal Proceedings
CNB vs. Heber Fuger Wendin, Inc. and Mark Williams
The Bank filed a complaint in the Circuit Court for the County of Cheboygan on May 19, 2009 and served the defendants in this matter, Heber Fuger Wendin, Inc. (HFW) and Mark Williams, President of HFW, on May 26, 2009. The complaint is the consequence of losses incurred by the Bank as a result of its purchase of money market preferred (MMP) securities beginning in 2006 and ending in 2007 on the advice of Mr. Williams. Upon subsequent review and investigation it was determined MMPs were not a suitable investment for the Bank and as an investment advisor HFW did not perform sufficient due diligence to adequately advise the Bank of the associated potential risk. The six counts charged in the complaint are: (i) breach of fiduciary duty; (ii) negligence; (iii) breach of contract; (iv) common law fraud; (v) negligent misrepresentation; and (vi) violation of Michigan Uniform Securities Act. The Bank, HFW and Williams entered into a confidential settlement agreement dated as of August 1, 2010 on mutually acceptable terms, and this matter is now resolved.
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
A Current Report on Form 8-K was filed on September 9, 2010 announcing that no dividend was declared for the third quarter 2010.
A Current Report on Form 8-K was filed on November 12, 2010 updating the current status of legal proceedings

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)
Date: November 15, 2010	/s/ Susan A. Eno
Susan A. Eno
President and Chief Executive Officer

Date: November 15, 2010	/s/ Douglas W. Damm
Douglas W. Damm
Executive Vice President

EXHIBIT INDEX

Number	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of he Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer