Form 10-K
period 2010-12-31
CNB CORP /MI/
filed 2011-03-31
CIK 779125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
As of June 30, 2010, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day the registrant’s most recently completed second fiscal quarter as reported by the Over the Counter Bulletin Board, was $11,514,931. The Registrant does not have any non-voting common equity.
As of March 18, 2011 there were outstanding 1,212,098 shares of the registrant’s common stock, $2.50 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s annual report to security holders for fiscal year ended December 31, 2010 are incorporated by reference in Part I and Part II of this report, and specified portions of the registrant’s proxy statement for its annual meeting of shareholders to be held May 17, 2011 are incorporated by reference in Part III of this report.
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
The Bank’s loan portfolio consists of over 51% residential real estate mortgages on both primary and secondary homes. The residential borrower base is very diverse and loan to value ratios are generally 80% or less. The Bank does not engage in subprime lending and has not originated any loans that it would consider to be subprime mortgage loans. Commercial loans accounts for approximately 44% of total loans. Commercial real estate lending, a part of commercial loans, remained constant and represented 40% of total loans. These loans are generally for owner occupied properties with loan to value ratios of 80% or less. Personal guarantees are required on most commercial loans. Unsecured lending is very limited.
The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties. Historically, the Bank has sold its long term fixed rate residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation (FHLMC). The mortgage loan portfolio serviced by the Bank for the FHLMC totaled approximately $75 million at December 31, 2010.
Banking services are delivered through seven full-service banking offices and one drive-in branch plus nine automated teller machines in Cheboygan, Emmet and Presque Isle Counties, Michigan. The business base of the counties is primarily tourism with light manufacturing. The Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participations, and the purchase and sale of federal funds and other similar services.
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
As of December 31, 2010, the Bank employed 73 full-time and 5 part-time employees. This compares to 72 full-time and 6 part-time employees as of December 31, 2009. The Company does not have any full-time employees. Its operations and business are carried out by officers and employees of the Bank who are not compensated by the Company.
Disclosure relating to the Distribution of Assets, Liabilities and Stockholders’Equity; Interest rates and Interest differential is presented on pages 51-52 of Registrant’s 2010 Annual Report which is incorporated herein by reference.
Securities
The year end fair values and related gross unrealized gains and losses for securities available for sale, were as follows:
Available for sale

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
		(In thousands)
2010
U.S. Government and agency	$38,100	$133	$(123)
Mortgage-backed	15,902	139	(24)
State and municipal	10,527	216	(32)
Corporate obligations	1,023	24	—
Auction rate securities	1,000	—	—
Preferred shares	36	14	—

	$66,588	$526	$(179)

2009
U.S. Government and agency	$26,312	$179	$—
Mortgage-backed	9,259	136	—
State and municipal	7,836	285	(21)
Corporate obligations	1,020	22	—
Auction rate securities	1,000	—	—
Preferred shares	46	24	—

	$45,473	$646	$(21)

The year end carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:
Held to Maturity

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
		(In thousands)
2010
State and municipal	$8,442	$285	$—	$8,727

2009
State and municipal	$10,302	$556	$(21)	$10,837
Scheduled maturities of the fair value of securities available for sale and the carrying amount of held to maturity securities at December 31, 2010, were as follows:

	Due in	Due from	Due from	Due
	One year	One to	Five to	After ten
	Or less	Five years	Ten years	Years	Total
			(In thousands)
U.S. Government and agency	$8,075	$29,061	$964	$—	$38,100
Mortgage-backed	865	828	1,552	12,657	15,902
State and municipal	2,771	10,674	4,294	1,230	18,969
Corporate obligations	—	1,023	—	—	1,023
Aucton rate securities	—	—	—	1,000	1,000
Preferred shares	—	—	—	36	36

	$11,711	$41,586	$6,810	$14,923	$75,030

Yield	2.00%	1.76%	3.54%	3.04%	2.21%

The Company held securities exceeding 10% of shareholders’ equity for the following states (including its political subdivisions) at December 31, 2010:

	Book	Fair
	Value	Value
	(In thousands)

Michigan	$13,686	$14,317

Loans
The following is a summary of loans at December 31:

	2010	2009	2008	2007	2006
			(In thousands)
Residential real estate	$67,695	$77,152	$77,734	$83,264	$82,842
Consumer	6,016	7,002	7,518	8,709	9,444
Commercial real estate	52,654	60,150	67,282	68,445	61,740
Commercial	5,375	6,903	9,314	14,234	13,208

	131,740	151,207	161,848	174,652	167,234
Deferred loan origination fees, net	(224)	(173)	(82)	(28)	(6)
Allowance for loan losses	(2,354)	(2,863)	(1,996)	(1,670)	(1,498)

	$129,162	$148,171	$159,770	$172,954	$165,730

Maturity and Rate Sensitivity of Selected Loans
The following table presents the remaining maturity of total loans outstanding excluding residential real estate and consumer loans at December 31, 2010, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity of changes in interest rates.

Total
(In thousands)
In one year or less	$25,305
After one year but within five years:
Interest rates are floating or adjustable	—
Interest rates are fixed or predetermined	30,069
After five years:
Interest rates are floating or adjustable	—
Interest rates are fixed or predetermined	2,655

$58,029

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

	2010	2009	2008	2007	2006
		(Dollars in thousands)
Balance at beginning of period	$2,863	$1,996	$1,670	$1,498	$1,456

Less charge-offs:
Residential real estate	98	310	373	57	2
Consumer	111	82	214	59	63
Commercial real estate	2,221	442	836	—	—
Commercial	20	124	128	10	39

Total charge-offs:	2,450	958	1,551	126	104

Recoveries:
Residential real estate	41	14	3	5	6
Consumer	28	23	25	16	19
Commercial real estate	93	53	13	—	—
Commercial	13	10	5	2	1

Total recoveries	175	100	46	23	26

Net charge-offs	2,275	858	1,505	103	78

Provision charged to expense	1,766	1,725	1,831	275	120

Allowance for loan losses, end of period	$2,354	$2,863	$1,996	$1,670	$1,498

	2010	2009	2008	2007	2006
		(Dollars in thousands)
Total loans outstanding at end of period	$131,740	$151,207	$161,848	$174,652	$167,234

Average loans outstanding for the year	$142,404	$161,400	$170,355	$172,144	$163,146

Ratio of net charge-offs to daily average loans outstanding	1.60%	0.53%	0.88%	0.06%	0.05%

Ratio of net charge-offs to total loans outstanding	1.73%	0.57%	0.93%	0.06%	0.05%

The allocation of the allowance for loan losses for the years ended December 31 is:

	Residential		Commercial
	Real Estate	Consumer	Real Estate	Commercial	Unallocated	Total
	(Dollars in thousands)
2010 Allowance amount	$186	$107	$2,000	$43	$18	$2,354
% of Total loans	51.4%	4.6%	40.0%	4.1%		100.0%
2009 Allowance amount	$340	$107	$1,996	$386	$34	$2,863
% of Total loans	51.0%	4.6%	39.8%	4.6%		100.0%
2008 Allowance amount	$169	$52	$1,311	$379	$85	$1,996
% of Total loans	48.0%	4.6%	41.6%	5.8%		100.0%
2007 Allowance amount	$446	$97	$814	$268	$45	$1,670
% of Total loans	47.7%	5.1%	39.2%	8.1%		100.0%
2006 Allowance amount	$437	$98	$655	$228	$80	$1,498
% of Total loans	49.5%	5.6%	36.9%	8.0%		100.0%
The review of the loan portfolio revealed no undue concentrations of credit, however, the portfolio continues to be concentrated in residential real estate mortgages and highly dependent upon the tourist industry for the source of repayment. Because the reliance on tourism is both primary, (i.e. loans to motels, hotels, and restaurants, etc.) and secondary (i.e. loans to employees of tourist related businesses), it is difficult to assess a specific dollar amount of inherent loss potential. Likewise, the residential real estate market has been decreasing, so inherent loss potential in this concentration is also difficult to reasonably assess. Therefore, the tourism industry and residential real estate mortgage concentrations are considered in establishing the allowance for loan loss.
The following is a summary of nonaccrual, past due and restructured loans as of December 31:

	2010	2009	2008	2007	2006
		(In thousands)
Nonaccrual loans	$6,892	$8,095	$5,356	$831	$—
Loans past due 90 days or more	99	83	295	387	177
Troubled debt restructurings	233	260	393	—	—

	$7,224	$8,438	$6,044	$1,218	$177

Deposits
The following table presents the remaining maturity of time deposits individually exceeding $100,000 at December 31, 2010. Dollars are reported in thousands.

3 Months or less	$4,143
Over 3 Months to 6 Months	2,043
Over 7 Months through 12 Months	5,862
Over 12 Months	13,119

$25,167

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included in page 1 of Registrant’s 2010 Annual Report, which is incorporated herein by reference.

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
An analysis of the Bank’s regulatory capital requirements at December 31, 2010 is presented on pages 39-40 of the Registrant’s 2010 Annual Report in Note 16 Regulatory Capital to the Company’s consolidated financial statements, which is incorporated herein by reference.
The Bank participated in the FDIC’s Transaction Account Guarantee Program (TAGP), which originally provided FDIC insurance coverage for all non-interest and certain interest bearing transaction accounts through December 31, 2009.

FDIC coverage on interest bearing transaction accounts had included those paying rates no higher than 0.50%. The initial increase in FDIC insurance coverage was limited to savings accounts with maximum coverage of $250,000; TAGP effectively provided 100% FDIC coverage of all funds on deposit in covered transaction accounts through December 31, 2009. Prior to the original December 31, 2009 TAGP expiration date, the insurance coverage under the TAGP was extended, effectively providing coverage through June 30, 2010. Prior to the June 30, 2010 extended expiration date, the TAGP was extended for a second time through December 31, 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), adopted July 21, 2010, extended coverage similar to that provided under the TAGP through December 31, 2012 for only non-interest bearing transaction accounts. This coverage applies to all insured depository institutions and there is no separate FDIC assessment for the insurance. Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depositry institution.
The Dodd-Frank is an expansive federal law affecting many areas of the financial services industry. This law includes, among other things:
•	The creation of a new Consumer Financial Protection bureau with power to promulgate and, with respect to financial institutions with assets of more than $10 billion, enforce financial consumer protection laws;

•	The creation of the Financial Stability Oversight Council chaired by the Secretary of Treasury with the authority to identify institutions and practices that might pose a systemic risk to the U.S. economy;

•	Provisions effecting corporate governance and executive compensation of all companies whose securities are registered with the SEC;

•	Provisions changing the assessment base and procedures for making FDIC deposit insurance assessments and permanently increasing FDIC deposit insurance limit to $250,000;

•	Provisions that will require bank regulators to set minimum capital levels for bank holding companies that are at least as strong as those required for their insured depository institution subsidiaries;

•	New restrictions on how mortgage brokers and loan originators may be compensated; and

•	Provisions imposing risk retention requirements on originators of certain non-qualified residential mortgage loans.
When implemented, these provisions may impact our business operations and may negatively affect our earnings and financial condition by affecting our ability to offer certain products or earn certain fees and by exposing us to increased compliance and other costs. Many aspects of this new law are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial services industry generally.
Additionally, under its Debt Guarantee Program (DGP), the FDIC will guarantee the payment of newly issued senior unsecured debt of a financial institution based on the earlier of the maturity date of the debt or June 30, 2012. As there is no cost until the FDIC-guarantee is accessed, the Bank is participating in the DGP although it has no debt and does not anticipate incurring any debt.
In light of current conditions in the U.S. and global financial markets, regulators have increased their focus on regulation of the financial services industry. Proposals that could intensify the regulation of the financial services industry are being or are expected to be introduced in the U.S. Congress, in state legislatures and from applicable regulatory authorities. These proposals may change banking statutes and regulations and, as a result, our operating environment. We cannot forecast whether any of these proposals or regulations will be enacted and, if enacted, the effect that they would have on our business, results of operation or financial condition.
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
ITEM 3-Legal Proceedings
CNB vs. Heber Fuger Wendin, Inc. and Mark Williams
The Bank filed a complaint in the Circuit Court for the County of Cheboygan on May 19, 2009 and served the defendants in this matter, Heber Fuger Wendin, Inc. (HFW) and Mark Williams, President of HFW, on May 26, 2009. The complaint was the consequence of losses incurred by the Bank as a result of its purchase of money market preferred (MMP) securities (also known as auction rate securities) beginning in 2006 and ending in 2007 on the advice of Mr. Williams. Upon subsequent review and investigation the Bank determined MMPs were not a suitable investment for the Bank and as an investment advisor HFW did not perform sufficient due diligence to adequately advise the Bank of the associated potential risk. The six counts charged in the complaint were: (i) breach of fiduciary duty; (ii) negligence; (iii) breach of contract; (iv) common law fraud; (v) negligent misrepresentation; and (vi) violation of Michigan Uniform Securities Act. The Bank, HFW and Williams entered into a confidential settlement agreement dated as of August 1, 2010 on mutually acceptable terms, and this matter is now resolved.
ITEM 4-Reserved.

PART II
ITEM 5-Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the OTC Bulletin Board under the symbol “CNBZ”. All trades are handled on a direct basis between buyer and seller. The Bank acts as the Company’s transfer agent. The principal market for the Company’s stock consists of existing shareholders, family members of existing shareholders and individuals in the service area.
The information detailing the range of high and low selling prices of known transactions for the Company’s common stock and cash dividends declared for each full quarterly period within the two most recent fiscal years can be found under the caption “Financial Highlights” on page 1 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2010, which is hereby incorporated by reference.
The information which indicates the amount of common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 9 on page 30 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2010, which is hereby incorporated by reference.
There are approximately 976 shareholders of record of common stock of the Company as of February 28, 2011.
During 2010 the Company did not declare any dividends. The information detailing the cash dividends declared within the two most recent fiscal years can be found on page 62 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2010, which is hereby incorporated by reference. The dividend payout ratio has averaged 5.57% for the three year period ended December 31, 2010.
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
ITEM 6-Selected Financial Data
The information required by this item is included on Page 1 under the caption “Financial Highlights” of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2010, which is hereby incorporated by reference.
ITEM 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is included on pages 45 through 58 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2010, which is hereby incorporated by reference.
ITEM 7A-Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is included on pages 51 through 52 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2010, which is hereby incorporated by reference.

ITEM 8-Financial Statements and Supplementary Data
This information included on pages 2 through 43 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2010, is hereby incorporated by reference.
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
As of December 31, 2010, management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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
ITEM 9B-Other Information
None.

PART III
ITEM 10-Directors, Executive Officers and Corporate Governance
Certain information required by this item is included under the captions “Information about Director Nominees,” “Committees and Meetings of the Board of Directors,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the annual meeting of shareholders scheduled for May 17, 2011, which is hereby incorporated by reference.
Information about the executive officers of the Corporation is set forth below.

Name and Age	Position

Vincent J. Hillesheim, 60	Chairman of the Corporation and Citizens National Bank of Cheboygan. Mr. Hillesheim was elected Chairman in 2006.

Susan A. Eno, 56	Chief Executive Officer and President of the Corporation and Citizens National Bank of Cheboygan. Ms. Eno has been an officer of the Corporation since 1996 and an employee of the Bank since 1971. She has been in her current position since January 1, 2008 and was in her previous position as Executive Vice President and Secretary of the Corporation and Executive Vice President and Cashier of Citizens National Bank of Cheboygan for more than 11 years.

Douglas W. Damm, 57	Senior Vice President of the Corporation and Citizens National Bank of Cheboygan. Mr. Damm has been an officer of the Corporation since 2003 and an employee of the Bank since 1987. He has been in his current position for more than 23 years and has 32 years experience in the banking business.

Shanna L. Hanley, 33	Treasurer of the Corporation; Vice President and Senior Controller of Citizens National Bank of Cheboygan. Ms. Hanley joined the Bank during 2005.
Item 11-Executive Compensation
The information required by this item is included under the caption “Compensation Discussion and Analysis” and “Executive Compensation” of the Company’s proxy statement for the annual meeting of shareholders scheduled for May 17, 2011, which is hereby incorporated by reference.
Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the caption “Ownership of Common Stock” of the Company’s proxy statement for the annual meeting of shareholders scheduled for May 17, 2011, which is hereby incorporated by reference.
The Company did not have any securities authorized for issuance under equity compensation plans as of December 31, 2010.

Item 13-Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the caption “Certain Relationships and Related Transactions” in the Company’s proxy statement for the annual meeting of shareholders scheduled for May 17, 2011, which is hereby incorporated by reference.
Item 14-Principal Accountant Fees and Services
The information required by this item is included under the caption “Independent Auditors” in the Company’s proxy statement for the annual meeting of shareholders scheduled for May 17, 2011, which is hereby incorporated by reference.
PART IV
Item 15-Exhibits and Financial Statement Schedules
(a)	(1) Financial Statements. The following financial statements, notes to financial statements and Report of Independent Registered Public Accounting Firm are referenced in Item 8 of this report and are hereby incorporated by reference:

Consolidated Balance Sheets-December 31, 2010 and 2009.

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm dated March 30, 2011.

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
(11) Statement regarding computation of per share earnings. This information is disclosed in Note 11 to the Company’s Financial Statements for the year ended December 31, 2010, which are included in the annual report to shareholders for the year ended December 31, 2010 which is filed as Exhibit 13 to the

Company’s Form 10-K for the fiscal year ended December 31, 2010, and hereby incorporated by reference.
(13) Annual report to shareholders for the year ended December 31, 2010. (filed herewith).
(21) Subsidiaries of the Company. (filed herewith).
(23) Consent of Independent Registered Public Accounting Firm. (filed herewith).
(31.1) Certification of Chief Executive Officer. (filed herewith).
(31.2) Certification of Chief Financial Officer. (filed herewith).
(32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
(32.2) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
(b) See Item 15(a) (3) above.
(c) Financial Statement Schedules. Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CNB CORPORATION
(Registrant)
Date: March 24, 2011

/s/ Susan A. Eno
Susan A. Eno
President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2011.

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
(11) Statement regarding computation per share earnings. This information is disclosed in Note 11 to the Company’s Financial Statements for the year ended December 31, 2010 which are included in the annual report to shareholders for the year ended December 31, 2010 which is filed as Exhibit 13 to the Company’s Form 10-K for the fiscal year ended December 31, 2010, and hereby incorporated by reference.
(13) Annual report to shareholders for the year ended December 31, 2010. (filed herewith)
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