Form 10-Q
period 2011-03-31
CNB CORP /MI/
filed 2011-05-16
CIK 779125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______ to ______

Commission file # 033-00737

CNB CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2662386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☒                  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 or the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐                  No ☒

As of May 11, 2011 there were 1,212,098 shares of the issuer’s common stock outstanding.

CNB CORPORATION

Index

PART I – FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)
Cash and due from banks	$2,901	$3,958
Interest-bearing deposits with other financial institutions	14,899	18,595
Total cash and cash equivalents	17,800	22,553

Time Deposits with other financial institutions	9,791	9,626
Securities available for sale	75,392	66,588
Securities held to maturity (market value of $8,546 in 2011 and $8,727 in 2010)	8,177	8,442
Other securities	999	999
Loans, held for sale	456	386
Loans, net of allowance for loan losses of $1,845 in 2011 and $2,354 in 2010	123,831	128,776
Premises and equipment, net	5,398	5,499
Other assets	14,437	12,229

Total assets	$256,281	$255,098

LIABILITIES
Deposits
Noninterest-bearing	$38,553	$42,106
Interest-bearing	192,475	188,060
Total deposits	231,028	230,166
Other liabilities	4,300	4,291
Total liabilities	235,328	234,457

SHAREHOLDERS’ EQUITY
Common stock - $2.50 par value; 2,000,000 shares authorized; and 1,212,098 shares issued and outstanding in 2011 and 2010	3,030	3,030
Additional paid-in capital	19,499	19,499
Accumulated deficit	(953)	(1,137)
Accumulated other comprehensive loss, net of tax	(623)	(751)
Total shareholders’ equity	20,953	20,641

Total liabilities and shareholders’ equity	$256,281	$255,098

See accompanying notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

	Three months ended
	March 31,
	2011	2010
	(Unaudited)
INTEREST INCOME
Loans, including fees	$1,938	$2,234
Securities
Taxable	281	215
Tax exempt	129	145
Other interest income	57	59
Total interest income	2,405	2,653

INTEREST EXPENSE ON DEPOSITS	406	587

NET INTEREST INCOME	1,999	2,066

Provision for loan losses	300	225

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,699	1,841

NONINTEREST INCOME
Service charges and fees	237	246
Net realized gains from sales of loans	27	30
Loan servicing fees, net of amortization	23	20
Other income	127	82
Total noninterest income	414	378

NONINTEREST EXPENSES
Salaries and employee benefits	962	984
Deferred compensation	64	61
Occupancy	264	256
Legal and professional	147	175
FDIC Premiums	139	128
ORE losses and carrying costs	40	114
Other expenses	300	250
Total noninterest expense	1,916	1,968

INCOME BEFORE INCOME TAXES	197	251

Income tax expense	13	26

NET INCOME	$184	$225

TOTAL COMPREHENSIVE INCOME	$312	$177

Return on average assets (annualized)	0.29%	0.36%
Return on average equity (annualized)	3.55%	4.34%

Basic earnings per share	$0.15	$0.19
Diluted earnings per share	$0.15	$0.19

Dividends declared per share	$-	$-

See accompanying notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

	Three months ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net Income	$184	$225
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and accretion, net	130	171
Provision for loan losses	300	225
Loans originated for sale	(1,955)	(2,735)
Proceeds from sales of loans originated for sale	1,516	1,654
Gain on sales of loans	(27)	(30)
Other real estate owned writedowns/losses	-	38
Increase in deferred tax benefit	(67)	(229)
(Increase) decrease in other assets	23	(10)
Increase (decrease) in other liabilities	9	(203)
Total adjustments	(71)	(1,119)
Net cash (used in) provided by operating activities	113	(894)

Cash flows from investing activities
Proceeds from sales of securities available for sale	-	420
Proceeds from maturities of securities available for sale	4,069	10,026
Purchase of securities available for sale	(12,692)	(14,683)
Proceeds from maturities of securities held to maturity	265	359
Proceeds from maturities of time deposits	878	574
Purchase of time deposits	(1,043)	(437)
Net change in portfolio loans	2,811	2,963
Premises and equipment expenditures	(16)	(15)
Net cash used in investing activities	(5,728)	(793)

Cash flows from financing activities
Net increase in deposits	862	277
Net cash provided by financing activities	862	277

Net change in cash and cash equivalents	(4,753)	(1,410)

Cash and cash equivalents at beginning of year	22,553	17,247

Cash and cash equivalents at end of period	$17,800	$15,837

Cash paid during the period for:
Interest	$405	$586
Non-cash transactions:
Transfer from loans to other real estate owned	2,219	115

See accompanying notes to consolidated financial statements.

Index

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

Note 1-Basis of Presentation

The consolidated financial statements for the three months ended March 31, 2011 and 2010 and December 31, 2010 include the accounts of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”).  All significant intercompany accounts and transactions are eliminated in the consolidation process.  The statements have been prepared by management without an audit by independent certified public accountants.  However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the CNB Corporation’s Form 10-K for the year ended December 31, 2010.

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

Note 2 – New Accounting Standards

In April 2011, the FASB issued, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, amends FASB ASC 310-40 , Receivables — Troubled Debt Restructurings by Creditors because of inconsistencies in practice and the increased volume of debt modifications.  The standard provides additional clarifying guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring qualifies as a troubled debt restructuring. The effective date is for the first interim or annual period ending after June 15, 2011 to be applied retrospectively to restructurings taking place on or after the beginning of the fiscal year of adoption, with early application allowed.  As a result of the clarifying guidance, receivables that are newly considered impaired for which impairment was previously measured using a general allowance for credit losses may be identified. In respect of such receivables, disclosure is required of (1) the total recorded investment in such receivables, and (2) the related allowance for credit losses as of the end of the period of adoption. For purposes of measuring impairment of those receivables, the effective date is for the first interim or annual period beginning on or after

Index

June 15, 2011 to be applied prospectively.  The Company is analyzing the impact on the standard and will adopt the requirements in the third quarter of 2011.

Note 3 – Securities

The securities portfolio increased $8.5 million since December 31, 2010.  The available for sale portfolio increased to 90.2% of the investment portfolio at March 31, 2011 compared to 88.7% December 31, 2010.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

Available for Sale
March 31, 2011
U.S. Government and agency	$47,784	$110	$(68)
Mortgage-backed	15,081	173	(23)
State and municipal	10,385	246	(19)
Corporate Obligations	1,022	23	-
Auction rate securities	1,000	-	-
Preferred Shares	120	98	-
	$75,392	$650	$(110)

December 31, 2010
U.S. Government and agency	$38,100	$133	$(123)
Mortgage-backed	15,902	139	(24)
State and municipal	10,527	216	(32)
Corporate Obligations	1,023	24	-
Auction rate securities	1,000	-	-
Preferred Shares	36	14	-
	$66,588	$526	$(179)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value

Held to Maturity
March 31, 2011
State and municipal	$8,177	$369	$-	$8,546

December 31, 2010
State and municipal	$8,442	$285	$-	$8,727

The carrying amount and fair value of securities by contractual maturity at March 31, 2011 are shown below, in thousands of dollars:

Index

	Available for sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value

Due in one year or less	$24,466	$1,265	$1,272
Due from one to five years	32,454	4,076	4,192
Due from five to ten years	1,683	2,176	2,345
Due after ten years	588	660	737
Subtotal	59,191	8,177	8,546

Mortgage-backed securities	15,081	-	-
Auction Rate Securities	1,000	-	-
Preferred Shares	120	-	-

	$75,392	$8,177	$8,546

Note 4 – Loans

The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 2011 and December 31, 2010 and their percentages of the total loan portfolio.  All loans are domestic.

	March 31, 2011		December 31, 2010
	Balance	% of total	Balance	% of total
Portfolio loans:
Residential real estate	$66,689	52.97%	$67,309	51.24%
Consumer	4,928	3.92%	6,016	4.58%
Commercial real estate	48,826	38.78%	52,654	40.09%
Commercial	5,455	4.33%	5,375	4.09%
Gross Loans	125,898	100.00%	131,354	100.00%
Deferred loan origination fees, net	(222)		(224)
Allowance for loan losses	(1,845)		(2,354)
Loans, net	$123,831		$128,776

The Company uses a seven grade risk rating system to monitor the ongoing credit quality of its commercial loan portfolio.  These loan ratings rank the credit quality of a borrower by measuring liquidity, debt capacity, and payment behavior as shown in the borrower’s financial statements. The loan ratings also measure the quality of the borrower’s management and the repayment support offered by any guarantors. A summary of the Company’s loan ratings (or, characteristics of the loans within each rating) follows:

Credit Quality Indicators

Risk Ratings 1-3 (Pass) — All loans in risk ratings 1— 3 are considered to be acceptable credit risks by the Company and are grouped for purposes of allowance for loan loss considerations and financial reporting. The three ratings essentially represent a ranking of loans that are all viewed to be of acceptable credit quality, taking into consideration the various factors mentioned above, but with varying degrees of financial strength, debt coverage, management and factors that could impact credit quality.

Risk Rating 4 (Special Mention) — A special mention business credit has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or in the Company’s credit position at some future date.  Special mention business credits are not adversely ranked and do not expose the Company to sufficient risk to warrant adverse ranking.

Risk Rating 5 (Substandard) — A substandard business credit is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Business credit classified as substandard must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are

Index

not corrected.  If the likelihood of full collection of interest and principal may be in doubt; such loans are placed on nonaccrual status.

Risk Rating 6 (Doubtful) — A business credit rated as doubtful has all the weaknesses inherent in substandard as risk rating 5 with the added characteristic that the weaknesses make collection or liquidation in full, on the basis or currently existing fact, conditions, and values, highly questionable and improbable.  Due to the high probability of loss, nonaccrual treatment is required for doubtful rated loans.

Risk Rating 7 (Loss) — A business credit rated as loss is considered uncollectible and of such little value that it’s continuance as a collectable loan is not warranted.  This rating does not necessarily result in absolutely no recovery or salvage value, but rather it is not practical or desirable to defer charging off even if partial recovery may be a consideration in the future.

The following table presents the recorded investment of loans in the commercial loan portfolio by risk rating categories:

	Commercial		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
	(In thousands)
1	$43	$18	$117	$148
2	1,262	1,334	4,922	5,166
3	3,473	3,318	26,799	28,903
4	29	35	7,441	4,582
5	648	670	9,547	13,855
6	-	-	-	-
7	-	-	-	-
Total	$5,455	$5,375	$48,826	$52,654

The Company evaluates the credit quality of loans in the residential loan portfolio based primarily on the aging status of the loan and payment activity. The following schedule presents the recorded investment of loans in the residential loan portfolio based on the credit risk profile of loans in a pass, special mention and substandard rating:

	Residential
	March 31,	December 31,
	2011	2010
	(In thousands)
Grade:
Pass	$66,208	$66,884
Special mention	118	-
Substandard	363	425
Total	$66,689	$67,309

The Company evaluates the credit quality of loans in the consumer loan portfolio, based primarily on the aging status of the loan.  Accordingly loans past due as to principal or interest 90 days or more are considered in a nonperforming status for purposes of credit quality evaluation.  The following schedule presents the recorded investment of loans in the consumer loan portfolio based on the credit risk profile of loans in a performing status and loans in a nonperforming status:

Index

	Consumer
	March 31,	December 31,
	2011	2010
	(In thousands)
Performing	$4,903	$6,008
Nonperforming	25	8
Total	$4,928	$6,016

Note 5 – Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses for the three month period ending March 31, in thousands of dollars:

	2011	2010

Beginning balance	$2,354	$2,863
Provision for loan losses	300	225
Charge-offs	(849)	(62)
Recoveries	40	12
Ending balance	$1,845	$3,038

Index

Note 6 – Fair Value Measurements

The following tables present information about the Company’s assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets measured at fair value are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
March 31, 2011
Investment securities-available-for-sale:
U.S. Government and agency	$47,784	$-	$-	$47,784
Mortgage-backed	15,081	-	-	15,081
State and municipal	-	-	10,385	10,385
Corporate Obligations	1,022	-	-	1,022
Auction rate securities	-	-	1,000	1,000
Preferred Shares	120	-	-	120
	$64,007	$-	$11,385	$75,392

December 31, 2010
Investment securities-available-for-sale:
U.S. Government and agency	$38,100	$-	$-	$38,100
Mortgage-backed	15,902	-	-	15,902
State and municipal	-	-	10,527	10,527
Corporate Obligations	1,023	-	-	1,023
Auction rate securities	-	-	1,000	1,000
Preferred Shares	36	-	-	36
	$55,061	$-	$11,527	$66,588

Index

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

	Investment securities available-for-sale
	2011	2010
Balance at January 1,	$11,527	$8,836
Total realized and unrealized gains (losses) included in income	-	-
Total unrealized gains (losses) included in other comprehensive income	44	(5)
Net purchases, sales, calls and maturities	(186)	(713)
Net transfers in/out of Level 3	-	-
Balance at March 31,	$11,385	$8,118

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

Assets Measured at Fair Value on a Nonrecurring Basis
(dollars in thousands)

	Balance	Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period
Assets
March 31, 2011
Impaired loans	$738			$738	$(360)
Other real estate owned	883			883	-

December 31, 2010
Impaired loans	$2,343			$2,343	$(890)
Other real estate owned	978			978	(346)

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on using management’s best estimate of key assumptions. These assumptions include future payment ability and estimated realizable values of available collateral (typically based on outside appraisals).  The impaired loan losses for the period ending March 31, 2011 and December 31, 2010 represents charge-offs of loan balances written down through the allowance for loan losses.  The other real estate owned losses for the period ending March 31, 2011 and December 31, 2010 represents balances written down through the income statement.

Index

Note 7 – Fair Value of Financial Instruments

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

The estimated values of financial instruments were:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets
Cash and cash equivalents	$17,800	$17,800	$22,553	$22,553
Time Deposits with other financial institutions	9,791	9,791	9,626	9,626
Securities available for sale	75,392	75,392	66,588	66,588
Securities held to maturity	8,177	8,546	8,442	8,727
Other securities	999	999	999	999
Loans held for sale	456	461	386	392
Loans, net	123,831	123,999	128,776	130,286
Accrued interest receivable on loans	462	462	433	433

Liabilities
Deposits:
Noninterest-bearing	$(38,553)	$(38,553)	$(42,106)	$(42,106)
Interest bearing	(192,475)	(192,679)	(188,060)	(188,329)
Accrued interest payable on deposits	(61)	(61)	(59)	(59)

Note 8 - Stock Options

The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees.  The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006.  Stock options were used to reward certain officers and provide them with an additional equity interest.  Options were issued for 10 year periods and have varying vesting schedules.  The exercise price of options granted is equivalent to the market value of underlying stock at the grant date.  The Company has a policy of issuing new shares to satisfy option exercises.  There were no modification of awards during the periods ended March 31, 2011 and 2010.

Due to the plan end date, there are no options available for grant as of March 31, 2011 and 2010.

Index

Information about options outstanding and options exercisable follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value

Balance at January 1, 2011	4,462	$48.57
Options exercised	-	-
Options expired	-	-
Options forfeited	-	-
Balance at March 31, 2011	4,462	$48.57	2.7 years	$-

Exercisable at March 31, 2011	4,462	$48.57

There were no options exercised during the three months ended March 31, 2011 and 2010 therefore the aggregate intrinsic value of options exercised was $0 for both periods.  There were no shares vested for the same periods.  Also, there was no cash received or tax benefits realized from option exercises during the same periods

There have been no significant changes in the Company’s critical accounting policies since December 31, 2010.

Note 9 - Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding.  Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents.  For the three month period ending March 31, 2011 and 2010 the weighted average shares outstanding in calculating basic and diluted earnings per share was 1,212,098 and 1,213,598 respectively.  As of March 31, 2011 all of the 4,462 outstanding share options were not considered in the earnings per share calculation because they were antidilutive.

Index

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) for the three month period ending March 31, 2011.

Critical Accounting Policies

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in fact and circumstances.  Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities.  The Company’s critical accounting policies are described in the Management Discussion and Analysis section of its 2010 Annual Report.

Financial Condition

As of March 31, 2011 total assets of the company were $256.3 million which represents very minimal change from December 31, 2010 assets of $255.1 million.  The Company recognized a decrease in the loan portfolio of $4.9 million or 4.0% while deposits remained relatively flat increasing $862,000.

Loans

Net portfolio loans at March 31, 2011 decreased $4.9 million from December 31, 2010.  During the first three months of 2011 and over the most recent twelve months total loans has decreased as a result of slowing loan demand, charge-offs and the Company’s effective use of loan sales and servicing to mitigate interest rate risk.  The Company generally sells its fixed long-term mortgages on the secondary market.  Since December 31, 2010 commercial real estate mortgages have decreased $3.8 million while consumer mortgages have decreased $620,000.  This decrease in commercial real estate mortgage loans is primarily due to the foreclosure of a large commercial mortgage loan.  The foreclosure process transferred the loan balance from a commercial mortgage loan to other real estate owned. Minimal loan demand is expected to continue and overall total loan growth is not expected in 2011.

A quarterly review of loan concentrations at March 31, 2011 indicates the pattern of loans in the portfolio has not changed significantly.  There is no individual industry with more than a 10% concentration.  However, all tourism related businesses, when combined, total 14.7% of total loans.

Index

Allowance and Provision for Loan Losses

The following schedule presents, by loan type, the changes in the allowance for the period ending March 31 and details regarding the balance in the allowance and the recorded investment in loans at March 31 by impairment evaluation method (in thousands).

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
For the three months ended March 31, 2011
Allowance for credit losses:

Beginning balance	$43	$2,000	$107	$186	$18	$2,354
Charge-offs	-	(840)	(7)	(2)	-	$(849)
Recoveries	-	32	7	1	-	$40
Provision	16	95	(19)	38	170	300
Ending Balance	$59	$1,287	$88	$223	$188	$1,845

Ending balance: individually evaluated for impairment	$-	$965	$-	$15	$-	$980

Ending balance: collectively evaluated for impairment	$59	$322	$88	$208	$188	$865

For the year ended December 31, 2010
Allowance for credit losses:

Beginning balance	$116	$2,277	$107	$343	$20	$2,863
Charge-offs	(20)	(2,216)	(111)	(98)	(5)	$(2,450)
Recoveries	13	92	28	41	-	$174
Provision	(66)	1,847	83	(100)	3	$1,767
Ending Balance	$43	$2,000	$107	$186	$18	$2,354

Ending balance: individually evaluated for impairment	$-	$965	$-	$15	$-	$980

Ending balance: collectively evaluated for impairment	$43	$1,035	$107	$171	$18	$1,374

Management continually monitors its allowance for loan losses and as a result of this monitoring process recorded a loan loss provision of $300,000 for the first three months of 2011 compared to the prior year amount of $225,000 in the first three months of 2010.  The amount of provisions for loan losses recognized by the Company is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.

During the first quarter 2011 partial charge-offs totaling $815,000 were recorded for two loans in the process of foreclosure.  A partial charge-off is taken when it is believed the current loan balance exceeds the value of the collateral being foreclosed.  One of the loans remains in the process of foreclosure as of March 31, 2011 while the other loan was foreclosed and the remaining loan balance was transferred to other real estate owned.

Credit Quality

The lending staff continues to be well-trained and experienced.  During 2010 the Company experienced a continued decrease in the quality of its loan portfolio as a result of persisting deterioration of the Michigan economy and the results of recognizing and working out of problem commercial real estate credits.  The

Index

Company maintains an acceptable level of asset quality as a result of actively managing delinquencies, nonperforming assets and potential loan problems.  The Company performs an ongoing review of all large credits to watch for any deterioration in quality.  Nonperforming assets are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans in (1) above); (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above); (4) and other real estate owned properties.  The aggregate amount of nonperforming assets is shown in the table below.

	March 31,	December 31,
	2011	2010

Nonaccrual	$3,878	$6,892
Loans past due 90 days or more	52	99
Troubled debt restructurings	502	233
Other real estate owned	4,391	2,180
Total nonperforming assets	$8,823	$9,404

Percent of total assets	3.44%	3.69%

At March 31, 2011, total nonperforming assets decreased by $581,000 from December 31, 2010.  The Bank is closely monitoring and managing nonperforming assets.  Nonaccrual loans decreased to $3.9 million since December 31, 2010. Offsetting the decrease in nonaccrual loans was an increase to other real estate owned.  Other real estate owned increased to $4.4 million at March 31, 2011.   As stated in the “Allowance and Provision for Loan Losses” section above, during the first quarter of 2011 a large nonperforming loan, previously on nonaccrual status was foreclosed and the balance was transferred into other real estate owned.  Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest.  Uncertainty in the local economic conditions continues to contribute to the weakness in credit quality.

Because of the continuing efforts to identify and analyze the overall amount of credit risk in the Company’s loan portfolio, the Company expects the level of non-performing assets to remain at current levels throughout the remainder of 2011.  The Bank believes it is adequately reserved on these loans.

Detail of the loans on nonaccrual status by loan type is presented in the table below:

	March 31,	December 31,
	2011	2010
	(In thousands)
Commercial	$494	$503
Commercial real estate	3,269	6,363
Consumer	-	-
Residential	115	26
Total	$3,878	$6,892

Index

The following schedule represents the aging analysis of past due loans by loan type reported (in thousands):

	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loan	Accruing Loans 90 Days or More Days Past Due
March 31, 2011
Commercial	$56	$402	$458	$4,917	$5,455	$-
Commercial Real Estate	3,270	134	3,404	49,250	48,286	-
Consumer	11	-	11	6,005	4,928	-
Residential	368	143	511	66,798	66,689	52
Total	$3,705	$679	$4,384	$126,970	$125,898	$52

December 31, 2010
Commercial	$39	$402	$441	$4,934	$5,375	$-
Commercial Real Estate	404	2,689	3,093	49,561	52,654	-
Consumer	31	8	39	5,977	6,016	8
Residential	824	91	915	66,394	67,309	91
Total	$1,298	$3,190	$4,488	$126,866	$131,354	$99

There were twenty-one loans in the loan portfolio that were considered impaired as of March 31 2011.  Eleven of the twenty-one loans considered impaired have a valuation allowance against probable losses.  There were twenty-two loans that were considered impaired as of yearend 2010.  Eight of the twenty-two loans considered impaired had a valuation allowance against probable losses.  Impaired loans are presented in the table below (in thousands):

	Unpaid Contractual Principal Balance	Loans With No Allowance	Loans With Allowance	Total Impaired Loans	Related Allowance	Average Impaired Loan Balance	Interest Income Recognized
March 31, 2011
Commercial	$542	$411	$34	$445	$35	$445	$-
Commercial Real Estate	3,697	251	3,085	3,336	321	3,336	1
Consumer	10	10	-	10	-	10	-
Residential	169	25	129	154	36	154	-

Total	$4,418	$697	$3,248	$3,945	$392	$3,945	$1

December 31, 2010
Commercial	$514	$417	$-	$417	$-	$410	$-
Commercial Real Estate	7,323	2,113	4,320	6,433	965	5,679	5
Consumer	10	10	-	10	-	17	1
Residential	76	26	34	60	15	278	2

Total	$7,923	$2,566	$4,354	$6,920	$980	$6,384	$8

Index

Deposits

As of March 31, 2011 a marginal increase of $862,000 was recognized in deposits since December 31, 2010.  Although there was little change in total deposits, there was a shift in the deposit mix since December 21, 2010.  Interest-bearing deposits increased $4.4 million or 2.3% for the three months ended March 31, 2011, while noninterest-bearing deposits decreased $3.6 million or 8.4%.

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

The Company’s balances of cash and cash equivalents decreased $4.8 million or 21.1%.  During the three month period ending March 31, 2011, $113,000 in cash was provided by operating activities.  Investing activities utilized $5.7 million during the three months ended March 31, 2011 and financing activities provided $862,000.

As of March 31, 2010, the Company had no federal funds sold, $14.9 million in interest-bearing deposits with other financial institutions, $75.4 million in securities available for sale and $1.3 million in held to maturity securities maturing within one year.  These sources of liquidity are supplemented by new deposits and loan payments received by customers.  These short-term assets represent 40.0% of total deposits as of March 31, 2011.

Total equity of the Company at March 31, 2011 was $21.0 million compared to $20.6 million at December 31, 2010. The increase in equity for the three months ended March 31, 2011 includes an increase in retained earnings from net income and a decrease in the accumulated deficit.  This was offset by a marginal decrease in net changes related to accumulated other comprehensive loss.

RESULTS OF OPERATIONS

CNB Corporation’s 2011 net income for the first three months was $184,000, a decrease of $41,000 compared to 2010 results.  This decrease in net income can be attributed for the most part to a decreased level of net interest income.  Net interest income decreased compared to the same three month period last year due in part to the elevated level of nonaccrual loans and the decreased loan volume.  This decrease in net interest income can also be attributed to the current rate environment.  While deposit rates have reached near minimum levels, loans and investments continue to reprice at lower levels.  Basic and diluted earnings per share were $0.15 for 2011 compared to $0.19 for 2010.  The return on assets was .29% for the first three months of the year versus .36% for the same period in 2010.  The return on equity was 3.55% compared to 4.34% for the same period last year.

For the first three months of 2011, net interest income was $2.0 million representing a decrease of 3.2% from the same period in 2010.  The fully taxable equivalent net interest margin decreased to 3.41% for the three month period ending March 31, 2011 compared to 3.77% for the same period ending March 31, 2010.  This change can be attributable to the same reasons noted above.  The decreasing interest rate environment and nonaccrual loans continue to cause a decrease in interest income on earning assets.

Index

Management continually reviews changes in the loan portfolio composition and asset quality.   A provision expense of $300,000 was recorded in the first three months in 2011 and $225,000 in the first three months in 2010.  It is management’s belief that asset quality is stabilizing.

Noninterest income for the three months ending March 31, 2011 was $414,000, an increase of $36,000 or 9.5% from the same period last year.  Other income increased $45,000 compared to the same period last year.  This change between the two periods is attributed, in part, to the Bank’s broker/dealer relationship with Infinex Financial Group (“Infinex”).  The Bank maintains a broker/dealer relationship with Infinex as a third party firm utilized to offer customers access to retail investment and insurance programs, financial planning services and full service brokerage capabilities.  The Bank received $76,000 of commission income from this relationship in 2011.  This is an increase of $24,000 or 44.5% compared to $52,000 of commission income in 2010.  Also contributing to the increase in other noninterest income was settlement payments from the CNB vs. Heber Fuger Wendin Inc. and Mark Williams litigation. This increase in income was offset by decreases in services charges and fee in the three month comparison.

Noninterest expense for the first three months of 2011 was $1.9 million; a decrease of 2.6% from the same period last year.  Salaries and employee benefits have continued to decrease due to staffing efficiencies and changes to hospitalization coverage to reduce premiums. Legal and professional expenses decreased due to closure of the litigation against the Bank’s former investment advisor.

The provision for federal income tax was 6.6% of pretax income for the three months ended March 31, 2011 as compared to 10.4% for the same period in 2010.  The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2010 Management Discussion and Analysis appearing in the December 31, 2010 10K.

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

Index

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

Management of CNB Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The December 31, 2010 annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the annual report.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Index

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

None.

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)

Date: May 12, 2011	/s/ Susan A. Eno
Susan A. Eno
President and Chief Executive Officer

Date: May 12, 2011	/s/ Douglas W. Damm
Douglas W. Damm
Executive Vice President

Index

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