Form 10-Q
period 2011-06-30
CNB CORP /MI/
filed 2011-08-12
CIK 779125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐                              No ☒

As of August 3, 2011 there were 1,212,098 shares of the issuer’s common stock outstanding.

CNB CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Cash and due from banks	$3,842	$3,958
Interest-bearing deposits with other
financial institutions	11,082	18,595
Total cash and cash equivalents	14,924	22,553

Time Deposits with other financial institutions	9,807	9,626
Securities available for sale	71,065	66,588
Securities held to maturity (market value of $7,699
in 2011 and $8,727 in 2010)	7,116	8,442
Other securities	997	999
Loans, held for sale	917	386
Loans, net of allowance for loan losses of $2,090
in 2011 and $2,354 in 2010	123,947	128,776
Premises and equipment, net	5,334	5,499
Other real estate owned	4,449	2,180
Other assets	9,699	10,049

Total assets	$248,255	$255,098

LIABILITIES
Deposits
Noninterest-bearing	$46,631	$42,106
Interest-bearing	175,970	188,060
Total deposits	222,601	230,166
Other liabilities	4,353	4,291
Total liabilities	226,954	234,457

SHAREHOLDERS’ EQUITY
Common stock - $2.50 par value; 2,000,000 shares
authorized; and 1,212,098 shares
issued and outstanding in 2011 and 2010	3,030	3,030
Additional paid-in capital	19,499	19,499
Accumulated deficit	(855)	(1,137)
Accumulated other comprehensive loss, net of tax	(373)	(751)
Total shareholders’ equity	21,301	20,641

Total liabilities and shareholders’ equity	$248,255	$255,098

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
INTEREST INCOME
Loans, including fees	$1,946	$2,232	$3,884	$4,466
Securities
Taxable	268	261	549	476
Tax exempt	117	133	246	278
Other interest income	49	56	106	115
Total interest income	2,380	2,682	4,785	5,335

INTEREST EXPENSE ON DEPOSITS	386	542	792	1,129

NET INTEREST INCOME	1,994	2,140	3,993	4,206

Provision for loan losses	400	150	700	375

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,594	1,990	3,293	3,831

NONINTEREST INCOME
Service charges and fees	261	269	498	515
Net realized gains from sales of loans	40	50	67	80
Loan servicing fees, net of amortization	23	25	46	45
Gains on life insurance proceeds	-	189	-	189
Gain on the sale of investment securities	-	5	-	5
Other income	147	88	274	170
Total noninterest income	471	626	885	1,004

NONINTEREST EXPENSES
Salaries and employee benefits	1,004	975	1,966	1,959
Deferred compensation	63	47	127	108
Occupancy	238	240	502	496
Legal and professional	201	188	348	363
FDIC Premiums	80	134	219	262
ORE losses and carrying costs	164	151	204	265
Other expenses	263	231	563	481
Total noninterest expense	2,013	1,966	3,929	3,934

INCOME BEFORE INCOME TAXES	52	650	249	901

Income tax expense (benefit)	(46)	103	(33)	129

NET INCOME	$98	$547	$282	$772

TOTAL COMPREHENSIVE INCOME	$348	$596	$660	$773

Return on average assets (annualized)	0.16%	0.89%	0.22%	0.62%
Return on average equity (annualized)	1.86%	10.61%	2.70%	7.47%

Basic earnings per share	$0.08	$0.45	$0.23	$0.64
Diluted earnings per share	$0.08	$0.45	$0.23	$0.64

Dividends declared per share	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

	Six months ended June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net Income	$282	$772
Adjustments to reconcile net income to net cash
from operating activities
Depreciation, amortization and accretion, net	340	309
Provision for loan losses	700	375
Loans originated for sale	(4,461)	(4,853)
Proceeds from sales of loans originated for sale	3,584	4,299
Gain on sales of loans	(67)	(80)
Gain on sales of other real estate owned properties	(23)	-
Other real estate owned writedowns/losses	142	125
Increase in deferred tax benefit	(195)	(204)
Decrease in other assets	895	275
Increase (decrease) in other liabilities	62	(61)
Total adjustments	977	185
Net cash provided by operating activities	1,259	957

Cash flows from investing activities
Proceeds from sales of securities available for sale	-	420
Proceeds from maturities of securities available for sale	12,682	24,086
Purchase of securities available for sale	(16,712)	(27,847)
Proceeds from maturities of securities held to maturity	1,326	3,437
Purchase of securities held to maturity	-	(960)
Proceeds from sales of other securities	2	-
Proceeds from maturities of time deposits	1,812	1,054
Purchase of time deposits	(1,993)	(1,180)
Net change in portfolio loans	1,610	6,581
Premises and equipment expenditures	(50)	(58)
Net cash (used in) provided by investing activities	(1,323)	5,533

Cash flows from financing activities
Net decrease in deposits	(7,565)	(5,202)
Purchases of common stock	-	(15)
Net cash used in financing activities	(7,565)	(5,217)

Net change in cash and cash equivalents	(7,629)	1,273

Cash and cash equivalents at beginning of year	22,553	17,247

Cash and cash equivalents at end of period	$14,924	$18,520

Cash paid during the period for:
Interest	$805	$1,141
Income taxes	-	-
Non-cash transactions:
Transfer from loans to other real estate owned	2,905	376

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

Note 1-Basis of Presentation

The consolidated financial statements for June 30, 2011 and December 31, 2010 include CNB Corporation (“Company”)  and its wholly-owned subsidiary, Citizens National Bank of Cheboygan (“Bank”).  All significant intercompany accounts and transactions are eliminated in the consolidation process.  The statements have been prepared by management without an audit by independent certified public accountants.  However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the CNB Corporation’s Form 10-K for the year ended December 31, 2010.

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

FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 to amend ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), to require additional disclosures regarding fair value measurements. Specifically, the ASU requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about gross purchases, sales, issuances and settlements. Except for the requirement to disclose purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments to ASC 820 made by ASU 2010-06 were effective for the Corporation on January 1, 2010. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements was effective for the Corporation as of January 1, 2011. All required disclosures are incorporated into Note 6 (Fair Value Measurement).

FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued ASU 2010-20, which requires new qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables. The guidance requires that an entity provide disclosures facilitating financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables (i.e., loans), how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. These required disclosures are to be presented on a disaggregated basis at the portfolio segment and the class of financing receivables level. As it relates to disclosures as of the end of a reporting period, ASU 2010-20 was effective for the Company as of December 31, 2010. Disclosures that relate to activity during a reporting period were required for the Company in the period beginning January 1, 2011 and are incorporated into Note 4 (Loans) and Note 5 (Allowance for Loan Losses). In January 2011, the FASB temporarily deferred the effective date for disclosures about troubled debt restructurings under ASU 2010-20. See ASU 2011-2 below which requires disclosures about troubled debt restructurings under ASU 2010-20 on a prospective basis beginning in the quarter ended September 30, 2011.

FASB ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU 2011-02, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the Corporation beginning in the quarter ended September 30, 2011 and are to be applied retrospectively to January 1, 2011. In addition, the modification disclosures described in ASU 2010-20, which were subsequently deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, will be effective on a prospective basis beginning in the quarter ended September 30, 2011. The Company has not completed evaluating the impact of ASU 2011-02 on its consolidated financial statements.

The FASB has issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The impact of adoption of this ASU is not expected to be material.

FASB ASU 2011-05, Presentation of Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We anticipate this statement will be adopted with our 2012 annual financial statements.

Note 3 – Securities

The securities portfolio increased $3.1 million since December 31, 2010.  The available for sale portfolio increased to 89.7% of the investment portfolio at June 30, 2011 compared to 87.6% at December 31, 2010.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

Available for Sale
June 30, 2011
U.S. Government and agency	$44,979	$230	$(7)
Mortgage-backed	14,130	233	(19)
State and municipal	9,744	295	(3)
Corporate Obligations	1,018	19	-
Auction rate securities	1,000	-	-
Preferred Shares	194	172	-
	$71,065	$949	$(29)

December 31, 2010
U.S. Government and agency	$38,100	$133	$(123)
Mortgage-backed	15,902	139	(24)
State and municipal	10,527	216	(32)
Corporate Obligations	1,023	24	-
Auction rate securities	1,000	-	-
Preferred Shares	36	14	-
	$66,588	$526	$(179)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousands of dollars:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value

Held to Maturity
June 30, 2011
State and municipal	$7,116	$582	$-	$7,699

December 31, 2010
State and municipal	$8,442	$285	$-	$8,727

The carrying amount and fair value of securities by contractual maturity at June 30, 2011 are shown below, in thousands of dollars.

	Available for sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value

Due in one year or less	$17,381	$306	$311
Due from one to five years	35,528	4,306	4,601
Due from five to ten years	2,370	1,894	2,093
Due after ten years	462	610	694
Subtotal	55,741	7,116	7,699

Mortgage-backed securities	14,130	-	-
Auction Rate Securities	1,000	-	-
Preferred Shares	194	-	-

	$71,065	$7,116	$7,699

Note 4 – Loans

The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 2011 and December 31, 2010 and their percentages of the total loan portfolio.  All loans are domestic.

	June 30, 2011		December 31, 2010
	Balance	% of total	Balance	% of total
Portfolio loans:
Residential real estate	$66,069	52.32%	$67,309	51.24%
Consumer	5,422	4.29%	6,016	4.58%
Commercial real estate	49,444	39.16%	52,654	40.09%
Commercial	5,336	4.23%	5,375	4.09%
Gross Loans	126,271	100.00%	131,354	100.00%
Deferred loan origination fees, net	(234)		(224)
Allowance for loan losses	(2,090)		(2,354)
Loans, net	$123,947		$128,776

Net portfolio loans at June 30, 2011 decreased $5.1 million from December 31, 2010.  During the first six months of 2011 and over the most recent twelve months total loans has decreased as a result of slowing loan demand, charge-offs, and the Company’s effective use of loan sales and servicing to mitigate interest rate risk.  The Company generally sells its fixed long-term mortgages on the secondary market.  Since December 31, 2010 commercial real estate mortgages have decreased $3.2 million while consumer mortgages have decreased $1.2 million.  This decrease in commercial real estate mortgage loans is primarily due to the foreclosure of a large commercial mortgage loan.  The foreclosure process transferred the loan balance from a commercial mortgage loan to other real estate owned. Minimal loan demand is expected to continue and overall total loan growth is not expected in 2011.

A quarterly review of loan concentrations at June 30, 2011 indicates the pattern of loans in the portfolio has not changed significantly.  There is no individual industry with more than a 10% concentration.  However, all tourism related businesses, when combined, total 14.9% of total loans.  For purposes of this definition, tourism related businesses includes loans to motels, hotels, restaurants, novelty & gift shops, golf course, marine and campgrounds.

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

Risk Rating 5 (Substandard) — A substandard business credit is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Business credit classified as substandard must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  If the likelihood of full collection of interest and principal may be in doubt; such loans are placed on nonaccrual status.

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

The following table presents the recorded investment of loans in the commercial loan portfolio by risk rating categories:

	Commercial		Commercial Real Estate
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
	(In thousands)
1	$148	$18	$949	$148
2	1,586	1,334	4,047	5,166
3	2,994	3,318	30,050	28,903
4	24	35	6,845	4,582
5	584	670	7,553	13,855
6	-	-	-	-
7	-	-	-	-
Total	$5,336	$5,375	$49,444	$52,654

The Company evaluates the credit quality of loans in the residential loan portfolio based primarily on the aging status of the loan and payment activity. The following schedule presents the recorded investment of loans in the residential loan portfolio based on the credit risk profile of loans in a pass, special mention and substandard rating:

	Residential
	June 30,	December 31,
	2011	2010
	(In thousands)

Grade:
Pass	$65,499	$66,884
Special mention	118	-
Substandard	452	425
Total	$66,069	$67,309
__________________

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

	Consumer
	June 30,	December 31,
	2011	2010
	(In thousands)
Performing	$5,422	$6,008
Nonperforming	-	8
Total	$5,422	$6,016

Note 5 – Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses for the three and six month periods ending June 30, in thousands of dollars:

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2011	2010	2011	2010

Beginning balance	$1,845	$3,038	$2,354	$2,863
Provision for loan losses	400	150	700	375
Charge-offs	(280)	(2,069)	(1,130)	(2,131)
Recoveries	125	95	166	107
Ending balance	$2,090	$1,214	$2,090	$1,214

The following schedule presents, by loan type, the changes in the allowance for the period ending June 30 and details regarding the balance in the allowance and the recorded investment in loans at June 30 by impairment evaluation method (in thousands).

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
For the six months ended June 30, 2011
Allowance for credit losses:

Beginning balance	$43	$2,000	$107	$186	$18	$2,354
Charge-offs	-	(1,009)	(50)	(71)	-	$(1,130)
Recoveries	-	126	12	28	-	$166
Provision	49	558	8	37	48	700
Ending Balance	$92	$1,675	$77	$180	$66	$2,090

Ending balance: individually evaluated for impairment	$77	$606	$-	$33	$-	$716

Ending balance: collectively evaluated for impairment	$15	$1,069	$77	$147	$66	$1,374

For the six months ended June 30, 2010
Allowance for credit losses:

Beginning balance	$116	$2,277	$107	$343	$20	$2,863
Charge-offs	(285)	(1,747)	(61)	(38)	-	$(2,131)
Recoveries	-	43	22	42	-	$107
Provision	315	31	57	(145)	117	$375
Ending Balance	$146	$604	$125	$202	$137	$1,214

Ending balance: individually evaluated for impairment	$108	$29	$10	$-	$-	$147

Ending balance: collectively evaluated for impairment	$38	$575	$115	$202	$137	$1,067

Net charge-offs for the year to date period totaled $964,000 as of June 30, 2011 compared to $2.0 million at June 30, 2010.  The majority of the net charge offs from 2010 was related to 5 loans; all 5 loans had a specific allocation in the allowance for loan losses prior to being charged off.

The balance of the allowance for loan loss at June 30, 2011 is $2.1 million compared to $1.2 million at June 30, 2010.  Management performs an analysis of the adequacy of the allowance on a regular basis.  Based on the most recent analysis, management believes the current level to be adequate to provide for potential losses.  As exhibited in the credit quality section below, the Company has started to see decreases in its levels of nonperforming loans.

Management continually monitors its allowance for loan losses and as a result of this monitoring process recorded a loan loss provision of $700,000 for the first six months of 2011 compared to the prior year amount of $375,000 in the first six months of 2010.  The amount of provision for loan losses recognized by the Company is based on management’s evaluation as to the amount required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.

Note 6 – Fair Value Measurements

The following tables present information about the Company’s assets measured at fair value on a recurring basis at June 30, 2011, and the valuation techniques used by the Company to determine those fair values.
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

Disclosures concerning assets measured at fair value are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
June 30, 2011
Investment securities-available-for-sale:
U.S. Government and agency	$44,979	$-	$-	$44,979
Mortgage-backed	14,130	-	-	14,130
State and municipal	-	-	9,744	9,744
Corporate Obligations	1,018	-	-	1,018
Auction rate securities	-	-	1,000	1,000
Preferred Shares	194	-	-	194
	$60,321	$-	$10,744	$71,065

December 31, 2010
Investment securities-available-for-sale:
U.S. Government and agency	$38,100	$-	$-	$38,100
Mortgage-backed	15,902	-	-	15,902
State and municipal	-	-	10,527	10,527
Corporate Obligations	1,023	-	-	1,023
Auction rate securities	-	-	1,000	1,000
Preferred Shares	36	-	-	36
	$55,061	$-	$11,527	$66,588

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

	Investment securities available-for-sale:
	2011	2010
Balance at January 1,	$11,527	$8,836
Total realized and unrealized gains (losses) included in income	-	5
Total unrealized gains (losses) included in other comprehensive income	108	(52)
Net purchases, sales, calls and maturities	(891)	(2,625)
Net transfers in/out of Level 3	-	-
Balance at June 30,	$10,744	$6,164

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

Assets Measured at Fair Value on a Nonrecurring Basis
(dollars in thousands)

	Balance	Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period
Assets
June 30, 2011
Impaired loans	$66			$66	$(30)
Other real estate owned	698			698	(74)

December 31, 2010
Impaired loans	$2,343			$2,343	$(890)
Other real estate owned	978			978	(346)

Loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on using management’s best estimate of key assumptions.  These assumptions include future payment ability and estimated realizable values of available collateral (typically based on outside appraisals).  The impaired loan losses for the period ending June 30, 2011 represents charge-offs of loan balances written down through the allowance for loan losses.

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

The estimated values of financial instruments were:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets
Cash and cash equivalents	$14,924	$14,924	$22,553	$22,553
Time Deposits with other financial institutions	9,807	9,807	9,626	9,626
Securities available for sale	71,065	71,065	66,588	66,588
Securities held to maturity	7,116	7,699	8,442	8,727
Other securities	997	997	999	999
Loans held for sale	917	930	386	392
Loans, net	123,947	126,475	128,776	130,286
Accrued interest receivable on loans	468	468	433	433

Liabilities
Deposits:
Noninterest-bearing	$(46,631)	$(46,631)	$(42,106)	$(42,106)
Interest bearing	(175,970)	(176,180)	(188,060)	(188,329)
Accrued interest payable on deposits	(46)	(46)	(59)	(59)

Note 8 – Stock Options

The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees.  The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006.  Stock options were used to reward certain officers and provide them with an additional equity interest.  Options were issued for 10 year periods and have varying vesting schedules.  The exercise price of options granted is equivalent to the market value of underlying stock at the grant date.  The Company has a policy of issuing new shares to satisfy option exercises.  There were no modification of awards during the periods ended June 30, 2011 and 2010.

Due to the plan end date, there are no options available for grant as of June 30, 2011 and 2010.

Information about options outstanding and options exercisable follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value

Balance at January 1, 2011	4,462	$48.57		0
Options exercised	-	-
Options expired	-	-
Options forfeited	-	-
Balance at June 30, 2011	4,462	$48.57	2.5 years	$-

Exercisable at June 30, 2011	4,462	$48.57

There were no options exercised during the six months ended June 30, 2011 and 2010 therefore the aggregate intrinsic value of options exercised was $0 for both periods.  There were no shares vested for the same periods.  Also, there was no cash received or tax benefits realized from option exercises during the same periods

There have been no significant changes in the Company’s critical accounting policies since December 31, 2010.

Note 9 – Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding.  Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents.  For the three and six month periods ending June 30, 2011 the weighted average shares outstanding in calculating basic and diluted earnings per share were 1,212,098.  For the three and six month periods ending June 30, 2010 the weighted average shares outstanding in calculating basic and diluted earnings per share were 1,213,021 and 1,213,308.  As of June 30, 2011 and 2010 there were 10,231 options not considered in the three and six month earnings per share calculations because they were antidilutive.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) for the six month period ending June 30, 2011.

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

Financial Condition

As of June 30, 2011 total assets of the company were $248.3 million which represents a decrease of $6.8 million or 2.7% from December 31, 2010.  The Company recognized a decrease in the loan portfolio of $5.1 million or 3.9% while deposits decreased $7.6 million.

Credit Quality

The Company has experienced a decrease in the quality of its loan portfolio in recent years as a result of persisting strain on the Michigan economy and the results of recognizing and working out of problem commercial real estate credits.  Since December 31, 2010 the Company has experienced improvements in the delinquencies, non accruals and substandard assets.  The Company maintains an acceptable level of asset quality as a result of actively managing delinquencies, nonperforming assets, and potential loan problems.  The Company performs an ongoing review of all large credits to watch for any deterioration in quality.  Nonperforming assets are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans in (1) above); (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above); and (4) other real estate owned properties .  The aggregate amount of nonperforming assets is shown in the table below.

	June 30,	December 31,
	2011	2010

Nonaccrual	$2,984	$6,892
Loans past due 90 days or more	13	99
Troubled debt restructurings	501	233
Other real estate owned	4,449	2,180
Total nonperforming assets	$7,947	$9,404

Percent of total assets	3.20%	3.69%

At June 30, 2011, total nonperforming assets decreased by $1.5 million from December 31, 2010.  The overall decrease in nonperforming assets is due to the final resolution of a large volume of these problem assets combine with no identification of additional problem assets.  Final resolution of nonperforming assets has come in the form of loan charge-offs and sales of other real estate owned.  The Bank is closely monitoring and managing nonperforming assets.  Nonaccrual loans decreased $3.9 million since December 31, 2010.  Offsetting the decrease in nonaccrual loans was an increase to other real estate owned.  Other real estate owned increased to $4.4 million at June 30, 2011.  During the first quarter of 2011 a large nonperforming loan, previously on nonaccrual status was foreclosed and the balance was transferred into other real estate owned.  Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest.  Uncertainty in the local economic conditions continues to contribute to the weakness in credit quality.

Because of the continuing efforts to identify and analyze the overall amount of credit risk in the Company’s loan portfolio, the Company expects the level of non-performing assets to remain at current levels throughout the remainder of 2011.  The Bank believes it is adequately reserved on these loans.

Detail of the loans on nonaccrual status by loan type is presented in the table below:

	June 30,	December 31,
	2011	2010
	(In thousands)
Commercial	$481	$503
Commercial real estate	2,397	6,363
Consumer	-	-
Residential	106	26
Total	$2,984	$6,892

The following schedule represents the aging analysis of past due loans by loan type reported (in thousands):

	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loan	Accruing Loans 90 Days or More Days Past Due
June 30, 2011
Commercial	$13	$402	$415	$4,921	$5,336	$-
Commercial Real Estate	115	1,495	1,610	47,834	49,444	-
Consumer	18	-	18	5,404	5,422	-
Residential	821	97	918	65,151	66,069	13
Total	$967	$1,994	$2,961	$123,310	$126,271	$13

December 31, 2010
Commercial	$39	$402	$441	$4,934	$5,375	$-
Commercial Real Estate	404	2,689	3,093	49,561	52,654	-
Consumer	31	8	39	5,977	6,016	8
Residential	824	91	915	66,394	67,309	91
Total	$1,298	$3,190	$4,488	$126,866	$131,354	$99

There were seventeen loans in the loan portfolio that were considered impaired as of June 30, 2011.  Six of the seventeen loans considered impaired have a valuation allowance against probable losses.  There were twenty-two loans that were considered impaired as of year end December 31, 2010.  Five of the seventeen loans considered impaired had a valuation allowance against probable losses.

Impaired loans are presented in the table below (in thousands):

	Unpaid Contractual Principal Balance	Loans With No Allowance	Loans With Allowance	Total Impaired Loans	Related Allowance	Average Impaired Loan Balance	Interest Income Recognized
June 30, 2011
Commercial	$494	$125	$277	$402	$77	$423	$-
Commercial Real Estate	2,347	267	2,080	2,347	606	$2,841	1
Consumer	-	-	-	-	-	$5	-
Residential	204	106	52	158	33	$156	-
Total	$3,045	$498	$2,409	$2,907	$716	$3,425	$1

December 31, 2010
Commercial	$514	$417	$-	$417	$-	$410	$-
Commercial Real Estate	7,323	2,113	4,320	6,433	965	5,679	5
Consumer	10	10	-	10	-	17	1
Residential	76	26	34	60	15	278	2
Total	$7,923	$2,566	$4,354	$6,920	$980	$6,384	$8

Deposits

Deposits at June 30, 2011 decreased $7.6 million since December 31, 2010.  In 2009 and 2010, the Bank experienced an overall elevated level of deposits as some customers fled more risky market investments for the safety of FDIC -insured bank deposits.  The decrease in deposits during the first six months of 2011 is due primarily to growing customer confidence in placing money back into the market and customer desires for higher returns as the Bank continues to be in a low interest rate cycle.   Interest-bearing deposits decreased $12.1 million or 6.4% for the six months ended June 30, 2011, while noninterest-bearing deposits increased $4.5 million or 10.7%.

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

The Company’s balances of cash and cash equivalents decreased $7.6 million or 33.8% to $14.9 million.  During the six month period ending June 30, 2011, $1.3 million in cash was provided by operating activities.  Investing activities utilized $1.3 million during the six months ended June 30, 2011, primarily due to securities purchases and financing activities utilized $7.6 million due to decreased deposits.

As of June 30, 2011, the Company had no federal funds sold, $11.1 million on deposit at the Federal Reserve, $71.1 million in securities available for sale and $306,000 in held to maturity securities maturing within one year.

These sources of liquidity are supplemented by new deposits and loan payments received by customers.  These short-term assets represent 37.0% of total deposits as of June 30, 2011.

Total equity of the Company at June 30, 2011 was $21.3 million compared to $20.6 million at December 31, 2010. The increase in equity for the six months ended June 30, 2011 is due to an increase in retained earnings from net income.  The Board of Directors of CNB Corporation voted at its June 9, 2011 meeting that no dividend will be paid for the second quarter of 2011.

RESULTS OF OPERATIONS

CNB Corporation’s 2011 net income for the first six months was $282,000, a decrease of $490,000 compared to 2010 results.  This decrease in net income can be attributed in part to the fact that in 2010 the Company recorded gains on life insurance proceeds in the amount of $189,000 due to the death of a retired director.  Also contributing to the decrease in net income was an increase in provision for loan losses as the Company maintains an adequate allowance for loan losses.  The return on assets was 0.22% for the first six months of the year versus 0.62% for the same period in 2010.  The return on equity was 2.70% compared to 7.47% for the same period last year.

Net income for the three months ending June 30, 2011 was $98,000 compared to $547,000 for 2010.  This was a decrease of $449,000.  The return on average assets was 0.16% compared to 0.89% for 2010.  The return on average equity was 1.86% compared to 10.61% for 2010.  This decrease in quarterly earnings is due to the same reasons as mentioned above.

Interest income for the first six months of 2011 was $4.8 million, a decrease of $550,000 or 10.3% compared to the 2010 results.  This decrease in interest income can be attributed to a continuing low rate environment coupled with increasing loan payoffs.  The low interest rates cause customers to refinance their loans to take advantage of the decreased rates which in turn decreases the interest income earned on those loans.  The extended low rate environment also causes customers to take money from low yielding savings accounts and use the money to payoff loans thus decreasing total loans outstanding and total interest income.  Additional reasons for the decreases in the total loan portfolio are a result of decreasing loan demand, loans being sold to the secondary market, loan charge-offs, and loan balances being transferred to Other Assets as collateral is collected on loans through the foreclosure process.

Interest income for the quarter ending June 30, 2011 was $2.4 million compared to $2.7 million for the same period last year.  This decrease is primarily for the same reasons as noted above for the year to date period.

Interest expense for the first six months of 2011 was $792,000, a decrease of $337,000 or 29.8% compared to 2010 results.  This decrease can be attributed to the continued low rate environment and change in deposit mix.

Interest expense for the quarter ending June 30, 2011 was $386,000 compared to $542,000 for the same period last year.  This decrease is attributed to the same reasons as noted above for the year to date period.

For the first six months of 2011, net interest income was $4.0 million representing a decrease of 5.1% from the same period in 2010.  The fully taxable equivalent net interest margin decreased to 3.56% for the six month period ending June 30, 2011 compared to 3.84% for the period ending June 30, 2010.

Year to date net charge-offs recorded in the allowance for loan losses were $964,000 for 2011 compared to $2.0 million for the same period in 2010.  A provision expense of $700,000 was recorded in the first six months of 2011 compared to $375,000 in the first six months in 2010 in order to maintain an acceptable allowance for loan loss level.  The increased provision expense is in response to the need to replenish the allowance for loan losses due to the continued high level of charge-offs.  Provision expense is less than current net charge-offs based on management’s analysis of the current level of allowance for loan losses.

Noninterest income for the six months ending June 30, 2011 was $885,000, a decrease of $119,000 from the same period last year.  This change between the two periods is attributed, mostly, due to the same reasons as indicated for the change in year to date net income.  2010 noninterest income included $189,000 of gains on life insurance proceeds while there was no life insurance gains recorded in 2011.

The decrease in noninterest income between the two periods is also due, in part, to the decreasing rate environment in 2010 resulting in an increased number of refinances of mortgages sold to the secondary market during that year thus increasing the Bank’s gains from the sales of these types of loans.  There have been fewer mortgage refinances in 2011 and therefore fewer gains realized from the sales of mortgages.

Noninterest income for the three month period ending June 30, 2011 was $471,000 compared to $626,000 for the same period last year.  This represents a decrease of $155,000.  This increase is attributable, mostly, to the life insurance gains recorded in 2010 as noted above for the six month period.

Noninterest expense for the first six months of 2011 was $3.9 million, a decrease of 0.13% compared to 2010 results.  The Bank’s FDIC premiums decreased for the first six months of 2011 compared to the same period last year.  In 2010 the FDIC announced a change to the FDIC assessment calculation to base premiums on Bank assets rather than Bank deposits.  Along with that change was a decrease in the assessment rates.  The change was effective for the 2nd quarter of 2011.  Other expenses increased from $481,000 in 2010 to $563,000 in 2011.  The increase is attributable to small increases in many expense categories.  The Company continues to monitor and control expenses at all levels.

Noninterest expense for the three month period ending June 30, 2011 was $2.0 million, an increase of $47,000 or 2.4% compared to 2010 results.  This change is primarily for the same reasons as noted above for the year to date period.

The provision for federal income tax was a tax benefit of 13.3% of pretax income for the six months ended June 30, 2011 as compared to tax expense of 14.3% for the same period in 2010.  The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Limitations of the Effectiveness of Internal Controls

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective, provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

a.)	Exhibits

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Document

b.)	Reports on Form 8-K

A Current Report on Form 8-K was filed on May 20, 2011 announcing the results of the annual vote for directors.

A Current Report on Form 8-K was filed on August 1, 2011 announcing second quarter earnings.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)

Date:	August 5, 2011	/s/ Susan A. Eno
Susan A. Eno
President and Chief Executive Officer

Date:	August 5, 2011	/s/ Douglas W. Damm
Douglas W. Damm
Executive Vice President

EXHIBIT INDEX

Number	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of he Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Document