Form 10-Q
period 2011-09-30
CNB CORP /MI/
filed 2011-11-14
CIK 779125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐                                    No ☒

As of November 7, 2011 there were 1,212,098shares of the issuer’s common stock outstanding.

CNB CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands,except per share data)

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Cash and due from banks	$10,101	$3,958
Interest-bearing deposits with other financial institutions	20,802	18,595
Total cash and cash equivalents	30,903	22,553

Time Deposits with other financial institutions	11,511	9,626
Securities available for sale	69,324	66,588
Securities held to maturity (market value of $5,946 in 2011 and $8,727 in 2010)	5,489	8,442
Other securities	997	999
Loans, held for sale	1,468	386
Loans, net of allowance for loan losses of $2,963 in 2011 and $2,354 in 2010	120,519	128,776
Premises and equipment, net	5,280	5,499
Other real estate owned	2,867	2,180
Other assets	11,490	10,049

Total assets	$259,848	$255,098

LIABILITIES
Deposits
Noninterest-bearing	$51,150	$42,106
Interest-bearing	184,556	188,060
Total deposits	235,706	230,166
Other liabilities	4,465	4,291
Total liabilities	240,171	234,457

SHAREHOLDERS’ EQUITY
Common stock - $2.50 par value; 2,000,000 shares authorized; and 1,212,098 shares issued and outstanding in 2011 and 2010	3,030	3,030
Additional paid-in capital	19,499	19,499
Accumulated deficit	(2,526)	(1,137)
Accumulated other comprehensive loss, net of tax	(326)	(751)
Total shareholders’ equity	19,677	20,641

Total liabilities and shareholders’ equity	$259,848	$255,098

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$1,980	$2,101	$5,864	$6,567
Securities
Taxable	235	232	784	708
Tax exempt	110	120	356	398
Other interest income	54	64	160	179
Total interest income	2,379	2,517	7,164	7,852

INTEREST EXPENSE ON DEPOSITS	356	511	1,148	1,640

NET INTEREST INCOME	2,023	2,006	6,016	6,212

Provision for loan losses	1,275	150	1,975	525

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	748	1,856	4,041	5,687

NONINTEREST INCOME
Service charges and fees	276	283	774	798
Net realized gains from sales of loans	63	120	130	200
Loan servicing fees, net of amortization	19	(6)	65	39
Gains on life insurance proceeds	—	—	—	189
Gain on the sale of investment securities	—	—	—	5
Other income	116	119	390	289
Total noninterest income	474	516	1,359	1,520

NONINTEREST EXPENSES
Salaries and employee benefits	1,011	1,016	2,977	2,975
Deferred compensation	65	66	192	174
Occupancy	247	247	749	743
Legal and professional	195	191	543	554
FDIC Premiums	97	142	316	404
ORE losses and carrying costs	1,460	391	1,664	656
Securities impairment write-down	470	—	470	—
Other expenses	264	265	827	746
Total noninterest expense	3,809	2,318	7,738	6,252

INCOME(LOSS) BEFORE INCOME TAXES	(2,587)	54	(2,338)	955

Income tax expense (benefit)	(916)	(33)	(949)	96

NET INCOME (LOSS)	$(1,671)	$87	$(1,389)	$859

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,624)	$159	$(964)	$932

Return on average assets (annualized)	-2.62%	0.14%	-0.73%	0.46%
Return on average equity (annualized)	-31.69%	1.64%	-8.83%	5.49%

Basic earnings (loss) per share	$-1.38	$0.07	$-1.15	$0.71
Diluted earnings (loss) per share	$-1.38	$0.07	$-1.15	$0.71

Dividends declared per share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

	Nine months ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net Income (loss)	$(1,389)	$859
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation, amortization and accretion, net	427	485
Provision for loan losses	1,975	525
Loans originated for sale	(8,117)	(11,501)
Proceeds from sales of loans originated for sale	6,729	11,025
Losses on impairment of investment securities	470	—
Gain on sales of loans	(130)	(200)
Gain on sales of other real estate owned properties	(23)	(5)
Other real estate owned writedowns/losses	1,345	387
Net gains on sales of investment securities	—	(5)
Increase in deferred tax benefit	(219)	(167)
(Increase) decrease in other assets	(454)	1,510
Increase (decrease) in other liabilities	174	(339)
Total adjustments	2,177	1,715
Net cash provided by operating activities	788	2,574

Cash flows from investing activities
Proceeds from sales of securities available for sale	—	420
Proceeds from maturities of securities available for sale	29,023	29,663
Purchase of securities available for sale	(31,234)	(31,176)
Proceeds from maturities of securities held to maturity	2,483	3,871
Purchase of securities held to maturity	—	(960)
Proceeds from sales of other securities	2	—
Proceeds from maturities of time deposits	3,364	1,485
Purchase of time deposits	(5,249)	(1,572)
Net change in portfolio loans	3,722	11,699
Premises and equipment expenditures	(89)	(74)
Net cash provided by investing activities	2,022	13,356

Cash flows from financing activities
Net decrease in deposits	5,540	10,714
Dividends paid	—	(2)
Purchases of common stock	—	(15)
Net cash provided by financing activities	5,540	10,697

Net change in cash and cash equivalents	8,350	26,627

Cash and cash equivalents at beginning of year	22,553	17,247

Cash and cash equivalents at end of period	$30,903	$43,874

Cash paid during the period for:
Interest	$1,171	$1,663
Income taxes	—	—
Non-cash transactions:
Transfer from loans to other real estate owned	2,946	1,564

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

Note 1-Basis of Presentation

The consolidated financial statements for September 30, 2011 and December 31, 2010 include CNB Corporation (“Company”) and its wholly-owned subsidiary, Citizens National Bank of Cheboygan (“Bank”). All significant intercompany accounts and transactions are eliminated in the consolidation process. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the CNB Corporation’s Form 10-K for the year ended December 31, 2010.

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

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 provides additional clarifying guidance for creditors in determining whether modifications to a loan constitute a concession granted by the creditor; evaluating whether a restructuring results in a delay in payment that is insignificant; and determining whether a debtor is experiencing financial difficulties. ASU 2011-02 also establishes the effective date for certain disclosures about loans modified under troubled debt restructurings that had been delayed by the FASB’s issuance of ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. For public entities, ASU 2011-02 (including related disclosures) is effective for the first interim or annual period beginning on or after June 15, 2011, with earlyadoption permitted. The adoption of ASU 2011-02 as of July 1, 2011 did not have a material impact on the Company’s consolidated financial condition or results of operations.

As a result of adopting the amendments of ASU 2011-02, the Company reassessed all loan restructurings that occurred on or after January 1, 2011 for identification as a TDR. No new TDRs resulted from this assessment.

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

Note 3 – Securities

The securities portfolio decreased $219,000 since December 31, 2010. The available for sale portfolio increased to 91.4% of the investment portfolio at September 30, 2011 compared to 87.6% at December 31, 2010.

During the third quarter of 2011 an other-than-temporary impairment of $470,000 was recorded through the income statement as a securities impairment write-downs. The impairment is relating to two bonds from the same issuer. The remaining balance of the investments are held in the held to maturity investments on the balance sheet. The Bank is closely monitoring the Bond issuer.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

Available for Sale
September 30, 2011
U.S. Government and agency	$44,486	$257	$(1)
Mortgage-backed	12,893	274	(26)
State and municipal	9,797	361	—
Corporate Obligations	1,014	14	—
Auction rate securities	1,000	—	—
Preferred Shares	134	112	—
	$69,324	$1,018	$(27)

December 31, 2010
U.S. Government and agency	$38,100	$133	$(123)
Mortgage-backed	15,902	139	(24)
State and municipal	10,527	216	(32)
Corporate Obligations	1,023	24	—
Auction rate securities	1,000	—	—
Preferred Shares	36	14	—
	$66,588	$526	$(179)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousands of dollars:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value

Held to Maturity
September 30, 2011
State and municipal	$5,489	$457	$—	$5,946

December 31, 2010
State and municipal	$8,442	$285	$—	$8,727

The carrying amount and fair value of securities by contractual maturity at September 30, 2011 are shown below, in thousands of dollars.

	Available for sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value

Due in one year or less	$14,343	$374	$382
Due from one to five years	39,080	3,218	3,352
Due from five to ten years	1,392	1,287	1,491
Due after ten years	482	610	721
Subtotal	55,297	5,489	5,946

Mortgage-backed securities	12,893	—	—
Auction Rate Securities	1,000	—	—
Preferred Shares	134	—	—

	$69,324	$5,489	$5,946

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized lossesat September 30, 2011 and December 31, 2010aggregated by category and length of time that individual securities have beenin a continuous unrealized loss position.

September 30, 2011	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Government and agency	$1,000	$(1)	$—	$—	$1,000	$(1)
Mortgage-backed	3,335	(26)	—	—	3,335	(26)
State and municipal	—	—	626	—	626	—
Corporate obligations	—	—	—	—	—	—
Auction rate securities	—	—	—	—	—	—
Preferred shares	—	—	—	—	—	—

Total temporarily impaired	$4,335	$(27)	$626	$—	$4,961	$(27)

December 31, 2010	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Government and agency	$12,865	$(123)	$—	$—	$12,865	$(123)
Mortgage-backed	6,066	(24)	—	—	6,066	(24)
State and municipal	2,982	(23)	626	(9)	3,608	(32)
Corporate obligations	—	—	—	—	—	—
Auction rate securities	—	—	—	—	—	—
Preferred shares	—	—	—	—	—	—

Total temporarily impaired	$21,913	$(170)	$626	$(9)	$22,539	$(179)

An assessment is performed quarterly by the Company to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information.Management did notbelieve any individual unrealized loss on any investment security, as of September 30, 2011, represented an other-than-temporary impairment(OTTI). Management believed that the unrealized losses on investment securities at September 30, 2011 were temporary in nature and due primarilyto changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues.

At September 30, 2011, the Company did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Company will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, atSeptember 30, 2011, the Company believed the impairments in its investment securities portfolio were temporary in nature. Impairment lossesof $470,000 were realized in the Company’s consolidated statement of operations for the nine months ended September 30, 2011. The Company does not anticipate additional investment impairment losses during 2011, however, thereis no assurance that OTTI may not occur in the future.

Note 4 – Loans

The table below shows total loans outstanding by type, in thousands of dollars, at September 30, 2011 and December 31, 2010 and their percentages of the total loan portfolio. All loans are domestic.

	September 30, 2011		December 31, 2010
	Balance	% of total	Balance	% of total
Portfolio loans:
Residential real estate	$63,970	51.71%	$67,309	51.24%
Consumer	5,303	4.28%	6,016	4.58%
Commercial real estate	49,992	40.41%	52,654	40.09%
Commercial	4,451	3.60%	5,375	4.09%
Gross Loans	123,716	100.00%	131,354	100.00%
Deferred loan origination fees, net	(234)		(224)
Allowance for loan losses	(2,963)		(2,354)
Loans, net	$120,519		$128,776

Net portfolio loans at September 30, 2011 decreased $8.3 million from December 31, 2010. During the first nine months of 2011 and over the most recent twelve months total loans has decreased as a result of slowing loan demand, charge-offs, and the Company’s effective use of loan sales and servicing to mitigate interest rate risk. The Company generally sells its fixed long-term mortgages on the secondary market. Since December 31, 2010 commercial real estate mortgages have decreased $2.7 million while consumer mortgages have decreased $3.3 million. This decrease in commercial real estate mortgage loans is primarily due to the foreclosure of a few large commercial mortgage loans. The foreclosure process transfers the loan balance from a commercial mortgage loan to other real estate owned. Minimal loan demand is expected to continue and overall total loan growth is not expected in 2011.

A quarterly review of loan concentrations at September 30, 2011 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 14.6% of total loans. For purposes of this definition, tourism related businesses includes loans to motels, hotels, restaurants, novelty & gift shops, golf course, marine and campgrounds.

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

Risk Rating 7 (Loss) — A business credit rated as loss is considered uncollectible and of such little value that its continuance as a collectable loan is not warranted. This rating does not necessarily result in absolutely no recovery or salvage value, but rather it is not practical or desirable to defer charging off even if partial recovery may be a consideration in the future.

The following table presents the recorded investment of loans in the commercial loan portfolio by risk rating categories:
	Commercial		Commercial Real Estate
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
	(In thousands)
1	$216	$18	$1,021	$148
2	1,828	1,334	5,492	5,166
3	2,210	3,318	31,171	28,903
4	19	35	3,956	4,582
5	166	670	8,352	13,855
6	12	—	—	—
7	—	—	—	—
Total	$4,451	$5,375	$49,992	$52,654

The Company evaluates the credit quality of loans in the residential loan portfolio based primarily on the aging status of the loan and payment activity. The following schedule presents the recorded investment of loans in the residential loan portfolio based on the credit risk profile of loans in a pass, special mention and substandard rating:

	Residential
	September 30,	December 31,
	2011	2010
	(In thousands)
Grade:
Pass	$62,986	$66,884
Special mention	117	—
Substandard	867	425
Total	$63,970	$67,309

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

	Consumer
	September 30,	December 31,
	2011	2010
	(In thousands)
Performing	$5,303	$6,008
Nonperforming	—	8
Total	$5,303	$6,016

Note 5 – Allowance for Loan Losses

The following is a summary of transactions in the allowance for loan losses for the three and nine month periods ending September 30, in thousands of dollars:

	Three Months Ended		Nine Month Ended
	September 30,		September 30,
	2011	2010	2011	2010

Beginning balance	$2,090	$1,214	$2,354	$2,863
Provision for loan losses	1,275	150	1,975	525
Charge-offs	(449)	(234)	(1,579)	(2,365)
Recoveries	47	18	213	125
Ending balance	$2,963	$1,148	$2,963	$1,148

The following schedule presents, by loan type, the changes in the allowance for the period ending June 30 and details regarding the balance in the allowance and the recorded investment in loans at September 30 by impairment evaluation method (in thousands).

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
For the nine months ended September 30, 2011
Allowance for credit losses:

Beginning balance	$43	$2,000	$107	$186	$18	$2,354
Charge-offs	(436)	(1,009)	(23)	(110)	—	$(1,578)
Recoveries	3	164	16	30	—	$213
Provision	462	1,487	(51)	35	41	1,974
Ending Balance	$72	$2,642	$49	$141	$59	$2,963

Ending balance: individually evaluated for impairment	$12	$1,270	$—	$3	$—	$1,285

Ending balance: collectively evaluated for impairment	$60	$1,372	$49	$138	$59	$1,678

For the nine months ended September 30, 2010
Allowance for credit losses:

Beginning balance	$116	$2,277	$107	$343	$20	$2,863
Charge-offs	(305)	(1,897)	(95)	(68)	—	$(2,365)
Recoveries	8	41	25	51	—	$125
Provision	291	229	75	(198)	128	$525
Ending Balance	$110	$650	$112	$128	$148	$1,148

Ending balance: individually evaluated for impairment	$97	$207	$—	$—	$—	$304

Ending balance: collectively evaluated for impairment	$13	$443	$112	$128	$148	$844

Net charge-offs for the year to date period totaled $1.4 million as of September 30, 2011 compared to $2.2million at September 30, 2010. The majority of the net charge offs from 2010 was related to 5 loans; all 5 loans had a specific allocation in the allowance for loan losses prior to being charged off.

The balance of the allowance for loan loss at September 30, 2011 is $3.0 million compared to $1.1 million at September 30, 2010. Management performs an analysis of the adequacy of the allowance on a regular basis. Based on the most recent analysis, management believes the current level to be adequate to provide for potential losses.

Management continually monitors its allowance for loan losses and as a result of this monitoring process recorded a loan loss provision of $2.0 million for the first nine months of 2011 compared to the prior year amount of $525,000 in the first nine months of 2010. The amount of provision for loan losses recognized by the Company is based on management’s evaluation as to the amount required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.

Note 6 – Fair Value Measurements

The following tables present information about the Company’s assetsmeasured at fair value on a recurring basis at September 30, 2011, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets measured at fair value are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
September 30, 2011
Investment securities-available-for-sale:
U.S. Government and agency	$44,486	$—	$—	$44,486
Mortgage-backed	12,893	—	—	12,893
State and municipal	—	—	9,797	9,797
Corporate Obligations	1,014	—	—	1,014
Auction rate securities	—	—	1,000	1,000
Preferred Shares	134	—	—	134
	$58,527	$—	$10,797	$69,324

December 31, 2010
Investment securities-available-for-sale:
U.S. Government and agency	$38,100	$—	$—	$38,100
Mortgage—backed	15,902	—	—	15,902
State and municipal	—	—	10,527	10,527
Corporate Obligations	1,023	—	—	1,023
Auction rate securities	—	—	1,000	1,000
Preferred Shares	36	—	—	36
	$55,061	$—	$11,527	$66,588

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

	Investment securities available-for-sale:
	September 30,	December 31,
	2011	2010
Balance at January 1,	$11,527	$8,836
Total realized and unrealized gains (losses) included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	176	(80)
Net purchases, sales, calls and maturities	(906)	2,771
Net transfers in/out of Level 3	—	—
	$10,797	$11,527

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

Assets Measured at Fair Value on a Nonrecurring Basis
(dollars in thousands)

	Balance	Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period
Assets
September 30, 2011
Impaired loans	$36	—	—	$36	$(16)
Other real estate owned	2,826	—	—	2,826	(1,079)

December 31, 2010
Impaired loans	$2,343	—	—	$2,343	$(890)
Other real estate owned	978	—	—	978	(346)

Loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on using management’s best estimate of key assumptions. These assumptions include future payment ability and estimated realizable values of available collateral (typically based on outside appraisals). The impaired loanlosses for the period ending September 30, 2011 represents charge-offs of loan balances written down through the allowance for loan losses.

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

The estimated values of financial instruments were:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets
Cash and cash equivalents	$30,903	$30,903	$22,553	$22,553
Time Deposits with other financial institutions	11,511	11,511	9,626	9,626
Securities available for sale	69,324	69,324	66,588	66,588
Securities held to maturity	5,489	5,946	8,442	8,727
Other securities	997	997	999	999
Loans held for sale	1,468	1,489	386	392
Loans, net	120,519	122,730	128,776	130,286
Accrued interest receivable on loans	375	375	433	433

Liabilities
Deposits:
Noninterest-bearing	$(51,150)	$(51,150)	$(42,106)	$(42,106)
Interest bearing	(184,556)	(184,944)	(188,060)	(188,329)
Accrued interest payable on deposits	(36)	(36)	(59)	(59)

Note 8 – Stock Options

The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended September 30, 2011 and 2010.

Due to the plan end date, there are no options available for grant as of September 30, 2011 and 2010.

Information about options outstanding and options exercisable follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value

Balance at January 1, 2011	4,462	$48.57
Options exercised	—	—
Options expired	—	—
Options forfeited	—	—
Balance at September 30, 2011	4,462	$48.57	2.2 years	$—

Exercisable at September30, 2011	4,462	$48.57

There were no options exercised during the nine months ended September 30, 2011 and 2010 therefore the aggregate intrinsic value of options exercised was $0 for both periods. There were no shares vested for the same periods. Also, there was no cash received or tax benefits realized from option exercises during the same periods

There have been no significant changes in the Company’s critical accounting policies since December 31, 2010.

Note 9 – Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents.For the three and nine month periods ending September 30, 2011 the weighted average shares outstanding in calculating basic and diluted earnings per share were 1,212,098. For the three and nine month periods ending September 30, 2010 the weighted average shares outstanding in calculating basic and diluted earnings per share were 1,212,098 and 1,212,900. As of September 30, 2011 and 2010 there were 4,462 options not considered in the three and nine month earnings per share calculations because they were antidilutive.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) for the six month period ending September 30, 2011.

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

Financial Condition

As of September 30, 2011 total assets of the company were $259.8 million which represents an increase of $4.8 million or 1.9% from December 31, 2010. The Company recognized adecrease in the net loan portfolio of $8.3 million or 6.4% while deposits decreased $5.5 million.

Credit Quality

The Company has experienced a decrease in the quality of its loan portfolio in recent years as a result of persisting strain on the Michigan economy and the results of recognizing and working out of problem commercial real estate credits. Since December 31, 2010 the Company has experienced improvements in the delinquencies, non accruals and substandard assets.The Company maintains an acceptable level of asset quality as a result of actively managing delinquencies, nonperforming assets, and potential loan problems. The Company performs an ongoing review of all large credits to watch for any deterioration in quality. Nonperforming assets are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans in (1) above); (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above); and (4) other real estate owned properties . The aggregate amount of nonperforming assets is shown in the table below.

	September 30,	December 31,
	2011	2010

Nonaccrual loans	$3,429	$6,892
Nonaccrual investments	2,466	—
Loans past due 90 days or more	—	99
Troubled debt restructurings	4,195	233
Other real estate owned	2,867	2,180
Total nonperforming assets	$12,957	$9,404

Percent of total assets	4.99%	3.69%

At September 30, 2011, total nonperforming assets increased by $3.6 million from December 31, 2010. The overall increase in nonperforming assets is due to the $4.0 million increase in loans identified as troubled debt restructurings. Nonaccrual loans decreased $3.5 million. The overall decrease in nonaccrual loans is due to the final resolution of a large volume of problem loans combine with no identification of additional problem loans. Final resolution of nonperforming loans has come in the form of loan charge-offs and transfers to other real estate owned. Included in nonperforming assets as of September 30, 2011 is $2.5 million attributable to an investment that is considered to be impaired. The bond issuer has notified the Bank that it will no longer be making principal and interest payments effective November 1, 2011. An other-than-temporary impairment of $470,000 has been recorded through the income statement for the third quarter for this investment. The investment is held in the held to maturity investments on the balance sheet. The Bank is closely monitoring and managing nonperforming assets. Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest. Uncertainty in the local economic conditions continues to contribute to the weakness in credit quality.

Because of the continuing efforts to identify and analyze the overall amount of credit risk in the Company’s loan portfolio, the Company expects the level of non-performing assets to remain at current levels throughout the remainder of 2011. The Bank believes it is adequately reserved on these loans.

Detail of the loans on nonaccrual status by loan type is presented in the table below:

	September 30,	December 31,
	2011	2010
	(In thousands)
Commercial	$82	$503
Commercial real estate	3,251	6,363
Consumer	—	—
Residential	96	26
Total	$3,429	$6,892

Loans modified under troubled debt restructurings (TDRs) involve a concession to a borrower who is experience financial difficulty.  Concessions generally include modifications to original loan terms, including changes to a loan’s payment schedule or interest rate, which general would not otherwise be considered.  The Company’s loans reported as TDRs continue to accrue interest at the loan’s effective interest rate.  TDR’s are reported as nonperforming TDRs until a six-month payment history of principal and interest payments, in accordance with the loan modification, is sustained at which time the Company moved them to a performing TDR status.  All TDRs are accounted for as impaired loans and are considered accordingly as part of the analysis of the allowance for loan losses.

The following provides information on performing and nonperforming TDRs as of September 30, 2011 that were modified during the three and nine months ended September 30, 2011:

CNB Corporation - Modifications

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate	9	$3,434	$3,434	9	$3,434	$3,434
Residential	3	271	262	3	271	262
Total	12	$3,705	$3,696	12	$3,705	$3,696

No restructured loans have subsequently defaulted during the nine month period ended September 30, 2011.

The following schedule represents the aging analysis of past due loans by loan type reported (in thousands):

	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loan	Accruing Loans 90 Days or More Days Past Due
September 30, 2011
Commercial	$—	$—	$—	$4,451	$4,451	$—
Commercial Real Estate	209	—	209	49,783	49,992	—
Consumer	4	—	4	5,299	5,303	—
Residential	589	72	661	63,309	63,970	—
Total	$802	$72	$874	$122,842	$123,716	$—

December 31, 2010
Commercial	$39	$402	$441	$4,934	$5,375	$—
Commercial Real Estate	404	2,689	3,093	49,561	52,654	—
Consumer	31	8	39	5,977	6,016	8
Residential	824	91	915	66,394	67,309	91
Total	$1,298	$3,190	$4,488	$126,866	$131,354	$99

There were twenty-six loans in the loan portfolio that were considered impaired as of September 30, 2011. Six of the twenty-six loans considered impaired have a valuation allowance against probable losses. There were twenty-two loans that were considered impaired as of year-end December 31, 2010. Eight of the twenty-two loans considered impaired had a valuation allowance against probable losses.

Impaired loans are presented in the table below (in thousands):

	Unpaid Contractual Principal Balance	Loans With No Allowance	Loans With Allowance	Total Impaired Loans	Related Allowance	Average Impaired Loan Balance	Interest Income Recognized
September 30, 2011
Commercial	$118	$28	$12	$40	$12	$295	$1
Commercial Real Estate	5,010	1,942	3,068	5,010	1,271	$3,564	20
Consumer	—	—	—	—	—	$3	—
Residential	610	565	12	577	2	$296	20

Total	$5,738	$2,535	$3,092	$5,627	$1,285	$4,158	$41

December 31, 2010
Commercial	$514	$417	$—	$417	$—	$410	$—
Commercial Real Estate	7,323	2,113	4,320	6,433	965	5,679	5
Consumer	10	10	—	10	—	17	1
Residential	76	26	34	60	15	278	2

Total	$7,923	$2,566	$4,354	$6,920	$980	$6,384	$8

Deposits

Deposits atSeptember 30, 2011increased$5.5 million since December 31, 2010.Customers of the Bank are maintaining higher than normal levels of liquidity and cash balances due to continued uncertainty in the economy.Interest-bearing deposits decreased $3.5 million or 1.9% for the nine months ended September 30, 2011, while noninterest-bearing deposits increased$9.0 million or 21.5%.

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

The Company’s balances of cash and cash equivalents increased $8.4 million or 37.0% to $30.9 million. During the nine month period ending September 30, 2011, $788,000 in cash was provided byoperating activities. Investing activities provided$2.0 million during the nine months ended September 30, 2011, primarily due to a decrease in net portfolio loans and financing activities provided$5.5 million due to increasedtotal deposits.

As of September 30, 2011, the Company had no federal funds sold, $20.8 million on deposit at the Federal Reserve, $69.3 million in securities available for sale and $374,000in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 38.4% of total deposits as of September 30, 2011.

Total equity of the Company at September 30, 2011 was $19.7million compared to $20.6 million at December 31, 2010. The decrease in equity for the nine months ended September 30, 2011is due to a decrease in retained earnings from the year to date net loss. The Board of Directors of CNB Corporation voted at its September8, 2011 meeting that no dividend will be paid for the third quarter of 2011.

RESULTS OF OPERATIONS

CNB Corporation’s 2011 net loss for the first nine months was ($1.4 million), a decrease of $2.2 million compared to 2010 results. This decrease in net income can be attributed for the most part to the fact that provision expense of $2.0 million was recorded as of September 30, 2011 as compared to $525,000 for the same period in 2010. The Bank also recorded $1.7 million in ORE losses and carrying costs for the current year to day period compared to $656,000 in 2010. The increased 2011 ORE losses include losses on sales and write-down as part of a strategy to eliminate Bank ORE therefore also eliminating the high carrying costs of these properties.Also contributing to the year over year difference in net income is the fact that in 2010 the Company recorded gains on life insurance proceeds in the amount of $189,000 due to the death of a retired director.The return on assets was (0.73%) for the first nine months of the year versus 0.46% for the same period in 2010. The return on equity was (8.83%) compared to 5.49% for the same period last year.

Net loss for the three months ending September 30, 2011 was ($1.7 million) compared to a net income of $87,000 for 2010. This was a decrease of $1.6 million. The return on average assets was (2.62%) compared to 0.14% for 2010. The return on average equity was (31.69%) compared to 1.64% for 2010. This decrease in quarterly earnings is due to the provision expense and ORE loss reasons as mentioned above for the year to date period.

Interest income for the first nine months of 2011 was $7.2 million, a decrease of $688,000 or 8.8% compared to the 2010 results. This decrease in interest income can be attributed to a continuing low rate environment coupled with a shrinking loan portfolio. The low interest rates cause customers to refinance their loans to take advantage of the decreased rates which in turn decreases the interest income earned on those loans. The extended low rate environment also causes customers to take money from low yielding savings accounts and use the money to payoff loans thus decreasing total loans outstanding and total interest income. Additional reasons for the decreases in the total loan portfolio are a result of decreasing loan demand, loans being sold to the secondary market, loan charge-offs, and loan balances being transferred to Other Assets as collateral is collected on loans through the foreclosure process.

Interest income for the quarter ending September 30, 2011 was $2.4 million compared to $2.5 million for the same period last year. This decrease is primarily for the same reasons as noted above for the year to date period.

Interest expense for the first nine months of 2011 was $1.1 million, a decrease of $492,000 or 30.0% compared to 2010 results. This decrease can be attributed to the continued low rate environment and change in deposit mix.

Interest expense for the quarter ending September 30, 2011 was $356,000 compared to $511,000 for the same period last year. This decrease is attributed to the same reasons as noted above for the year to date period.

For the first nine months of 2011, net interest income was $6.0 million representing a decrease of 3.2% from the same period in 2010. The fully taxable equivalent net interest margin decreased to 3.58% for the nine month period ending September 30, 2011 compared to 3.73% for the period ending September 30, 2010.

Year to date net charge-offs recorded in the allowance for loan losses were $1.4 million for 2011 compared to $2.2 million for the same period in 2010. A provision expense of $2.0 millionwas recorded in the first nine months of 2011 compared to $525,000 in the first nine months in 2010 in order to maintain an acceptable allowance for loan loss level. The increased provision expense is in response to the need to replenish the allowance for loan losses due to the continued high level of charge-offs.

Noninterest income for the nine months ending September 30, 2011 was $1.4 million, a decrease of $161,000 from the same period last year. This change between the two periods is attributed, mostly, due to one of the same reasons as indicated for the change in year to date net income. 2010 noninterest income included $189,000 of gains on life insurance proceeds while there was no life insurance gains recorded in 2011. The decrease in noninterest income between the two periods is also due, in part, to the continued decreasing rate environment in 2010resulting in an increased number of refinances of mortgages sold to the secondary market during that year thus increasing the Bank’s gains from the sales of these types of loans in 2010. There have been fewer mortgage refinances in 2011 and therefore fewer gains realized from the sales of mortgages.

Noninterest income for the three month period ending September 30, 2011 was $474,000compared to $516,000 for the same period last year. This represents adecrease of $42,000. This increase is attributable, mostly, to thedecreased gains from the sales of loans as noted above for the nine month period.

Noninterest expense for the first nine months of 2011 was $7.7 million, anincrease of$1.5 million compared to 2010 results. The change between the two periods is attributable, for the most part, to the increased ORE losses and carrying costs as previously discussed. ORE losses and carrying cost totaled $1.7 million for the nine month period ending September 30, 2011 as compared to $656,000 for the same period in 2010. Management has expressed the need to eliminate the continued carrying cost associated with ORE properties and has therefore discounted many properties to facilitate sales. Also increasing the 2011 noninterest expenses was an other-than-temporary impairment of $470,000 on a held to maturity investment security as discussed in the credit quality section above. Offsetting the increased expenses was a decreased to FDIC premiums. The Bank’s FDIC premiums decreased for the first nine months of 2011 compared to the same period last year. In 2010 the FDIC announced a change to the FDIC assessment calculation to base premiums on Bank assets rather than Bank deposits. Along with that change was a decrease in the assessment rates. The change was effective for the 2nd quarter of 2011.The Company continues to monitor and control expenses at all levels.

Noninterest expense for the three month period ending September 30, 2011 was $3.8 million, anincrease of $1.5 million compared to 2010 results. This change is primarily for the same reasons as noted above for the year to date period.

The provision for federal income tax was a tax benefit of 40.6% of pretax income for the nine months ended September 30, 2011 as compared to tax expense of 10.1% for the same period in 2010. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for the financial instruments held by the Company is interest rate risk. That is, the risk that a change in market rates will adversely affect the market value of the instruments. Generally, thelonger the maturity, the higher the interest rate risk exposure. While maturity information does not necessarily present all aspects of exposure, it may provide an indication of where risks are prevalent.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3-Defaults Upon Senior Securities

None

Item 4-(Removed and Reserved)

Item 5-Other Information

None

Item 6-Exhibits and Reports of Form 8-K

a.)	Exhibits

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32.1	Certificationpursuant to section 906 of the Sarbanes-Oxley Actof 2002 by the Chief Executive Officer
32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

b.)	Reports on Form 8-K

A Current Report on Form 8-K was filed on October18, 2011 announcing third quarter earnings.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)

/s/ Susan A. Eno
Date: November 14, 2011	Susan A. Eno
President and Chief Executive Officer

/s/ Douglas W. Damm
Date: November 14, 2011	Douglas W. Damm
Executive Vice President

EXHIBIT INDEX

Number	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of he Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema Document
101	CAL XBRL Taxonomy Extension Calculation Document
101	DEF XBRL Taxonomy Extension Definition Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Document