Form 10-K
period 2011-12-31
CNB CORP /MI/
filed 2012-03-30
CIK 779125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number 033-00737

CNB CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2662386
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

303 North Main Street, Cheboygan, MI 49721
(Address of principal executive offices, including Zip code)

Registrant’s telephone number, including area code    (231) 627-7111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $2.50 per share
(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer. “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day the registrant’s most recently completed second fiscal quarter as reported by the Over the Counter Bulletin Board, was $9,697,000.  The Registrant does not have any non-voting common equity.

As of March 19, 2012 there were outstanding 1,212,098 shares of the registrant’s common stock, $2.50 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s annual report to security holders for fiscal year ended December 31, 2011 are incorporated by reference in Part I and Part II of this report, and specified portions of the registrant’s proxy statement for its annual meeting of shareholders to be held May 15, 2012 are incorporated by reference in Part III of this report.

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

The Bank makes first and second mortgage loans to its customers for the purchase of residential and commercial properties.  Historically, the Bank has sold its long term fixed rate residential mortgage loans qualifying for the secondary market to the Federal Home Loan Mortgage Corporation (FHLMC).  The mortgage loan portfolio serviced by the Bank for the FHLMC totaled approximately $75 million at December 31, 2011.

Banking services are delivered through seven full-service banking offices and one drive-up branch plus seven automated teller machines in Cheboygan, Emmet and Presque Isle Counties, Michigan.  The business base of the counties is primarily tourism with light manufacturing.  The Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participations, and the purchase and sale of federal funds and other similar services.

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

As of December 31, 2011, the Bank employed 74 full-time and 5 part-time employees.  This compares to 73 full-time and 5 part-time employees as of December 31, 2010.  The Company does not have any full-time employees.  Its operations and business are carried out by officers and employees of the Bank who are not compensated by the Company.

Disclosure relating to the Distribution of Assets, Liabilities and Stockholders’Equity; Interest rates and Interest differential is presented on pages 53-54 of Registrant’s 2011 Annual Report which is incorporated herein by reference.

Securities

The year end fair values and related gross unrealized gains and losses for securities available for sale, were as follows:

Available for sale

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
	(In thousands)
2011
U.S. Government and agency	$52,915	$217	$(22)
Mortgage-backed	15,168	226	(45)
State and municipal	8,914	418	-
Corporate obligations	1,009	10	-
Auction rate securities	1,000	-	-
Preferred shares	80	58	-
	$79,086	$929	$(67)

2010
U.S. Government and agency	$38,100	$133	$(123)
Mortgage-backed	15,902	139	(24)
State and municipal	10,527	216	(32)
Corporate obligations	1,023	24	-
Auction rate securities	1,000	-	-
Preferred shares	36	14	-
	$66,588	$526	$(179)

The year end carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held to Maturity

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
	(In thousands)
2011
State and municipal	$4,653	$477	$(9)	$5,121

2010
State and municipal	$8,442	$285	$-	$8,727

Scheduled maturities of the fair value of securities available for sale and the carrying amount of held to maturity securities at December 31, 2011, were as follows:

	Due in	Due from	Due from	Due
	One year	One to	Five to	After ten
	Or less	Five years	Ten years	Years	Total
	(In thousands)

U.S. Government and agency	$13,566	$39,349	$-	$-	$52,915
Mortgage-backed	-	420	1,220	13,528	15,168
State and municipial	2,284	7,636	3,192	505	13,617
Corporate obligations	-	1,009	-	-	1,009
Aucton rate securites	-	-	-	1,000	1,000
Preferred shares	-	-	-	80	80
	$15,850	$48,414	$4,412	$15,113	$83,789

Yield	0.89%	1.07%	4.15%	3.02%	1.54%

The Company held securities exceeding 10% of shareholders’ equity for the following states (including its political subdivisions) at December 31, 2011:

	Book	Fair
	Value	Value
	(In thousands)

Michigan	$9,875	$10,578

Loans

The following is a summary of loans at December 31:

	2011	2010	2009	2008	2007
	(In thousands)

Residential real estate	$61,033	$67,695	$77,152	$77,734	$83,264
Consumer	5,124	6,016	7,002	7,518	8,709
Commercial real estate	48,110	52,654	60,150	67,282	68,445
Commercial	4,411	5,375	6,903	9,314	14,234
	118,678	131,740	151,207	161,848	174,652
Deferred loan origination fees, net	(245)	(224)	(173)	(82)	(28)
Allowance for loan losses	(3,339)	(2,354)	(2,863)	(1,996)	(1,670)
	$115,094	$129,162	$148,171	$159,770	$172,954

Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding excluding residential real estate and consumer loans at December 31, 2011, according to scheduled repayments of principal.  The amounts due after one year are classified according to the sensitivity of changes in interest rates.

Total
(In thousands)

In one year or less:	$19,386
After one year but within five years:
Interest rates are floating or adjustable	2,029
Interest rates are fixed or predetermined	26,534
After five years:
Interest rates are floating or adjustable	-
Interest rates are fixed or predetermined	4,572
$52,521

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

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$2,354	$2,863	$1,996	$1,670	$1,498

Less charge-offs:
Residential real estate	120	98	310	373	57
Consumer	26	111	82	214	59
Commercial real estate	1,786	2,221	442	836	-
Commercial	436	20	124	128	10
Total charge-offs:	2,368	2,450	958	1,551	126

Recoveries:
Residential real estate	31	41	14	3	5
Consumer	17	28	23	25	16
Commercial real estate	287	93	53	13	-
Commercial	3	13	10	5	2
Total recoveries	338	175	100	46	23
Net charge-offs	2,030	2,275	858	1,505	103
Provision charged to expense	3,015	1,766	1,725	1,831	275

Allowance for loan losses, end of period	$3,339	$2,354	$2,863	$1,996	$1,670

The allocation of the allowance for loan losses for the years ended December 31 is:

	Residential		Commercial
	Real Estate	Consumer	Real Estate	Commercial	Unallocated	Total
	(Dollars in thousands)
2011 Allowance amount	$195	$35	$2,793	$158	$158	$3,339
% of Total allowance	5.8%	1.1%	83.7%	4.7%	4.7%	100.0%
2010 Allowance amount	$186	$107	$2,000	$43	$18	$2,354
% of Total allowance	7.9%	4.5%	85.0%	1.8%	0.8%	100.0%
2009 Allowance amount	$340	$107	$1,996	$386	$34	$2,863
% of Total allowance	11.9%	3.7%	69.7%	13.5%	1.2%	100.0%
2008 Allowance amount	$169	$52	$1,311	$379	$85	$1,996
% of Total allowance	8.5%	2.6%	65.7%	19.0%	4.3%	100.0%
2007 Allowance amount	$446	$97	$814	$268	$45	$1,670
% of Total allowance	26.7%	5.8%	48.7%	16.0%	2.7%	100.0%

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

The following is a summary of nonaccrual, past due and restructured loans as of December 31:

	2011	2010	2009	2008	2007
	(In thousands)
Nonaccrual loans	$1,979	$6,892	$8,095	$5,356	$831
Loans past due 90 days or more	-	99	83	295	387
Troubled debt restructurings	4,496	233	260	393	-
	$6,475	$7,224	$8,438	$6,044	$1,218

Deposits

The following table presents the remaining maturity of time deposits individually exceeding $100,000 at December 31, 2011.  Dollars are reported in thousands.

3 Months or less	$2,083
Over 3 Months to 6 Months	1,794
Over 7 Months through 12 Months	5,035
Over 12 Months	14,922
$23,834

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included in page 1 of Registrant’s 2011 Annual Report, which is incorporated herein by reference.

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

An analysis of the Bank’s regulatory capital requirements at December 31, 2011 is presented on pages 39-40 of the Registrant’s 2011 Annual Report in Note 16 Regulatory Capital to the Company’s consolidated financial statements, which is incorporated herein by reference.

The Bank participated in the FDIC’s Transaction Account Guarantee Program (TAGP), which originally provided FDIC insurance coverage for all non-interest and certain interest bearing transaction accounts through December 31, 2009.  FDIC coverage on interest bearing transaction accounts had included those paying rates no higher than 0.50%. The initial increase in FDIC insurance coverage was limited to savings accounts with maximum coverage of $250,000; TAGP effectively provided 100% FDIC coverage of all funds on deposit in covered transaction accounts through December 31, 2009.  Prior to the original December 31, 2009 TAGP expiration date, the insurance coverage under the TAGP was extended, effectively providing coverage through June 30, 2010.  Prior to the June 30, 2010 extended expiration date, the TAGP was extended for a second time through December 31, 2010.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), adopted July 21, 2010, extended coverage similar to that provided under the TAGP through December 31, 2012 for only non-interest bearing transaction accounts.  This coverage applies to all insured depository institutions and there is no separate FDIC assessment for the insurance as there was under TAGP.  Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.

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

ITEM 1A-Risk Factors

Not applicable.

ITEM 1B-Unresolved Staff Comments

Not applicable.

ITEM 2-Properties

The Company and the Bank have their primary office at 303 North Main Street, Cheboygan, Michigan.  In addition, the Bank owns and operates the following facilities:  Cheboygan South, 10854 North Straits Highway; Onaway Office, 20581 W. State Street, Onaway; Mackinaw City Office, 580 S. Nicolet Street, Mackinaw City; Pellston Office, 200 Stimpson, Pellston; Indian River Office, 3990 Straits Highway, Indian River; Alanson Office, 8011 S. US 31, Alanson; and Downtown drive-in, 414 Division Street, Cheboygan.  All properties are owned by the Bank free of any mortgages or encumbrances.

ITEM 3-Legal Proceedings

None.

ITEM 4-Mine Safety Disclosures

Not applicable.

PART II

ITEM 5-Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed on the OTC Bulletin Board under the symbol "CNBZ".  All trades are handled on a direct basis between buyer and seller.  The Bank acts as the Company’s transfer agent.  The principal market for the Company’s stock consists of existing shareholders, family members of existing shareholders and individuals in the service area.

The information detailing the range of high and low selling prices of known transactions for the Company’s common stock and cash dividends declared for each full quarterly period within the two most recent fiscal years can be found under the caption “Financial Highlights” on page 1 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2011, which is hereby incorporated by reference.

The information which indicates the amount of common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant can be found in Note 9 on pages 30-31 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2011, which is hereby incorporated by reference.

There are approximately 967 shareholders of record of common stock of the Company as of February 29, 2012.

During 2011 the Company did not declare any dividends.  The information detailing the cash dividends declared within the two most recent fiscal years can be found on page 61 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2011, which is hereby incorporated by reference.  The dividend payout ratio has averaged 0.00% for the three year period ended December 31, 2011.

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

ITEM 6-Selected Financial Data

The information required by this item is included on Page 1 under the caption “Financial Highlights” of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2011, which is hereby incorporated by reference.

ITEM 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included on pages 44 through 57 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2011, which is hereby incorporated by reference.

ITEM 7A-Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included on pages 53 through 54 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2011, which is hereby incorporated by reference.

ITEM 8-Financial Statements and Supplementary Data

This information  included on pages 2 through 42 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2011,  is hereby incorporated by reference.

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

As of December 31, 2011, management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B-Other Information

None.

PART III

ITEM 10-Directors, Executive Officers and Corporate Governance

Certain information required by this item is included under the captions “Information about Director Nominees,” “Committees and Meetings of the Board of Directors,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the  Company’s proxy statement for the annual meeting of shareholders scheduled for May 15, 2012, which is hereby incorporated by reference.

Information about the executive officers of the Corporation is set forth below.

Name and Age	Position

Vincent J. Hillesheim, 61	Chairman of the Corporation and Citizens National Bank of Cheboygan. Mr. Hillesheim was elected Chairman in 2006.

Susan A. Eno, 57	Chief Executive Officer and President of the Corporation and Citizens National Bank of Cheboygan. Ms. Eno has been an officer of the Corporation since 1996 and an employee of the Bank since 1971. She has been in her current position since January 1, 2008 and was in her previous position as Executive Vice President and Secretary of the Corporation and Executive Vice President and Cashier of Citizens National Bank of Cheboygan for more than 11 years.

Douglas W. Damm, 58	Senior Vice President of the Corporation and Executive Vice President of Citizens National Bank of Cheboygan. Mr. Damm has been an officer of the Corporation since 2003 and an employee of the Bank since 1987. He has been employed at Citizens National Bank of Cheboygan for more than 25 years and has 34 years experience in the banking business.

Shanna L. Hanley, 34	Treasurer of the Corporation; Senior Vice President and Chief Financial Officer of Citizens National Bank of Cheboygan. Ms. Hanley joined the Bank during 2005.

Item 11-Executive Compensation

The information required by this item is included under the caption “Compensation Discussion and Analysis” and “Executive Compensation”  of the Company’s proxy statement for the annual meeting of shareholders scheduled for May 15, 2012, which is hereby incorporated by reference.

Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption “Ownership of Common Stock” of the Company’s proxy statement for the annual meeting of shareholders scheduled for May 15, 2012, which is hereby incorporated by reference.

The Company did not have any securities authorized for issuance under equity compensation plans as of December 31, 2011.

Item 13-Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in the Company’s proxy statement for the annual meeting of shareholders scheduled for May 15, 2012, which is hereby incorporated by reference.

Item 14-Principal Accountant Fees and Services

The information required by this item is included under the caption “Independent Auditors” in the Company’s proxy statement for the annual meeting of shareholders scheduled for May 15, 2012, which is hereby incorporated by reference.

PART IV

Item 15-Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements. The following financial statements, notes to financial statements and Report of Independent Registered Public Accounting Firm are referenced in Item 8 of this report and are hereby incorporated by reference:

Consolidated Balance Sheets-December 31, 2011 and 2010.

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm dated March 30, 2012.

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

(11) Statement regarding computation of per share earnings. This information is disclosed in Note 11 to the Company’s Financial Statements for the year ended December 31, 2011, which are included in the annual report to shareholders for the year ended December 31, 2011 which is filed as Exhibit 13 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, and hereby incorporated by reference.

(13) Annual report to shareholders for the year ended December 31, 2011. (filed herewith).

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

CNB CORPORATION
(Registrant)

Date: March 22, 2012

/s/ Susan A. Eno
Susan A. Eno
President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2012.

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

(11) Statement regarding computation per share earnings.  This information is disclosed in Note 11 to the Company’s Financial Statements for the year ended December 31, 2011 which are included in the annual report to shareholders for the year ended December 31, 2011 which is filed as Exhibit 13 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, and hereby incorporated by reference.

(13) Annual report to shareholders for the year ended December 31, 2011. (filed herewith)

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

(31.1) Certification of Chief Executive Officer. (filed herewith)

(31.2) Certification of Chief Financial Officer. (filed herewith)

(32.1) Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)

(32.2) Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)

CNB CORPORATION

ANNUAL REPORT
December 31, 2011, 2010 and 2009

CNB CORPORATION
FINANCIAL HIGHLIGHTS

2011	2010	2009	2008	2007
(In thousands, except per share data)
Operating Statistics
Interest income	$9,462	$10,337	$12,168	$14,357	$16,180
Interest expense	1,451	2,092	3,500	4,871	5,858
Net interest income	8,011	8,245	8,668	9,486	10,322
Income/(loss) before income taxes	(4,396)	56	1,879	(5,743)	4,170
Net income/(loss)	(2,693)	319	2,115	(5,225)	3,088
Basic earnings/(loss) per share	2.22	0.26	1.74	(4.31)	2.51
Diluted earnings/(loss) per share	2.22	0.26	1.74	(4.31)	2.50
Return/(loss) on average assets (ROA)	(1.06)%	0.13%	0.82%	(1.99)%	1.19%
Return/(loss) on average shareholders’ equity (ROE)	(13.04)%	1.52%	11.19%	(21.73)%	12.18%

Balance Sheet Statistics
Securities	$84,736	$76,029	$56,783	$49,329	$50,290
Total loans	120,488	131,740	151,207	161,848	174,652
Deposits	227,943	230,166	224,558	230,543	225,026
Total assets	250,142	255,098	249,502	253,916	255,193

Capital Statistics
Shareholders' equity	$18,018	$20,641	$20,320	$17,540	$24,400
Book value per share	14.87	17.03	16.74	14.45	20.11
Cash dividends per share	-	-	-	0.72	2.28
Dividend payout ratio	-%	-%	-%	16.71%	90.50%
Average equity to average total assets	8.15%	8.32%	7.34%	9.18%	9.79%

Credit Statistics
Net charge-offs to total loans	1.69%	1.73%	0.57%	0.93%	0.06%
Nonperforming loans to total loans	5.46%	5.48%	5.59%	3.73%	0.70%
Allowance for loan losses to total loans	2.77%	1.79%	1.90%	1.23%	0.96%
Allowance for loan losses to nonperforming loans	0.52	x	0.33	x	0.34	x	0.33	x	1.37	x

1.

CNB CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
	(In thousands, except share data)
ASSETS
Cash and due from banks	$5,446	$3,958
Interest-bearing deposits with other financial institutions	10,095	18,595
Total cash and cash equivalents	15,541	22,553

Time deposits with other financial institutions	14,173	9,626

Securities available for sale	79,086	66,588
Securities held to maturity	4,653	8,442
Other securities	997	999

Loans held for sale	1,810	386
Loans, net of allowance for loan losses of $3,339 in 2011 and $2,354 in 2010	115,094	128,776

Premises and equipment, net	5,209	5,499
Other assets	13,579	12,229

Total assets	$250,142	$255,098

LIABILITIES
Deposits:
Noninterest-bearing	$49,956	$42,106
Interest-bearing	177,987	188,060
Total deposits	227,943	230,166
Other liabilities	4,181	4,291
Total liabilities	232,124	234,457

SHAREHOLDERS’ EQUITY
Common stock - $2.50 par value; 2,000,000 shares authorized; 1,212,098 shares issued and outstanding in 2011 and 2010	3,030	3,030
Additional paid-in capital	19,499	19,499
Accumulated deficit	(3,830)	(1,137)
Accumulated other comprehensive loss, net of tax	(681)	(751)
Total shareholders’ equity	18,018	20,641

Total liabilities and shareholders’ equity	$250,142	$255,098

See accompanying notes to consolidated financial statements.

2.

CNB CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$7,791	$8,630	$10,097
Securities:
Taxable	1,015	939	1,295
Tax exempt	434	524	541
Other interest income	222	244	235
Total interest income	9,462	10,337	12,168

INTEREST EXPENSE ON DEPOSITS	1,451	2,092	3,500

NET INTEREST INCOME	8,011	8,245	8,668

Provision for loan losses	3,015	1,767	1,725

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,996	6,478	6,943

NONINTEREST INCOME
Service charges and fees	1,032	1,067	1,118
Net realized gains from sales of loans	330	411	429
Loan servicing fees, net of amortization	50	32	(31)
Gain on the sale of other real estate owned	63	10	3
Gains on the sale of securities	-	5	1,799
Gain on life insurance	-	187	-
Other income	492	397	353
Total noninterest income	1,967	2,109	3,671

NONINTEREST EXPENSES
Salaries and employee benefits	3,350	3,178	3,251
Deferred compensation	257	241	321
Pension	122	183	303
Hospitalization	570	620	576
Occupancy	989	976	1,053
Legal and professional	690	722	605
FDIC Premiums	394	540	623
ORE losses and carrying costs	1,824	1,112	739
Securities impairment write-down	2,011	-	37
Other expenses	1,152	959	1,227
Total noninterest expense	11,359	8,531	8,735

INCOME (LOSS) BEFORE INCOME TAXES	(4,396)	56	1,879

Income tax benefit	(1,703)	(263)	(236)

NET INCOME (LOSS)	$(2,693)	$319	$2,115

Basic earnings (loss) per share	$(2.22)	$0.26	$1.74
Diluted earnings (loss) per share	(2.22)	0.26	1.74

See accompanying notes to consolidated financial statements.

3.

CNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2011, 2010 and 2009

					Accumulated
					Other
					Comprehensive
			Additional	Accumalated	Income (Loss),	Total
	Outstanding	Common	Paid-In	Deficit	Net	Shareholders’
	Shares	Stock	Capital		of Tax	Equity
	(Dollars in thousands, except share data)

Balance January 31, 2009	1,213,598	$3,034	$19,509	$(3,571)	$(1,432)	$17,540

Net income				2,115		2,115
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities, net of tax of $103					196	196
Defined benefit pension plan:
Net gain/loss during the period, net of tax of $241					467	467
Prior service costs recognized					2	2
Total comprehensive income						2,780

Balance December 31, 2009	1,213,598	3,034	19,509	(1,456)	(767)	20,320

Net income				319		319
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities, net of tax of ($94)					(184)	(184)
Defined benefit pension plan:
Net gain/loss during the period, net of tax of $102					198	198
Prior service costs recognized					2	2
Total comprehensive income						335
Purchase and retirement of common stock	(1,500)	(4)	(10)			(14)

Balance December 31, 2010	1,212,098	3,030	19,499	(1,137)	(751)	20,641

Net loss				(2,693)		(2,693)
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities, net of tax of ($175)					339	339
Defined benefit pension plan:
Net gain/loss during the period, net of tax of $139					(271)	(271)
Prior service costs recognized					2	2
Total comprehensive loss						(2,623)

Balance December 31, 2011	1,212,098	$3,030	$19,499	$(3,830)	$(681)	$18,018

See accompanying notes to consolidated financial statements.

4.

CNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(2,693)	$319	$2,115
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, amortization and accretion, net	582	651	602
Provision for loan losses	3,015	1,767	1,725
Loans originated for sale	(18,172)	(19,575)	(23,116)
Proceeds from sales of loans originated for sale	16,567	19,456	23,375
Gain on sales of investment securities	-	(5)	(1,799)
Gain on sales of loans	(330)	(411)	(429)
Gain on sales of other real estate owned properties	(63)	(10)	(3)
Other real estate owned writedowns	1,534	638	430
Loss on premises and equipment	-	-	2
Net losses on impairment of investment securities	2,011	-	37
Increase in deferred tax benefit	(304)	195	157
(Increase) decrease in other assets	154	786	(2,087)
Increase(decrease) in other liabilities	(518)	(31)	(498)
Total adjustments	4,476	3,461	(1,604)
Net cash provided by operating activities	1,783	3,780	511

Cash flows from investing activities
Proceeds from sales of securities available for sale	-	425	5,534
Proceeds from maturities of securities available for sale	32,881	32,708	35,356
Purchase of securities available for sale	(45,056)	(54,656)	(45,935)
Proceeds from maturities of securities held to maturity	2,618	4,230	3,659
Purchase of securities held to maturity	(840)	(2,370)	(4,087)
Proceeds from redemption of other securities	2	9	-
Proceeds from maturities of time deposits	4,333	2,052	3,492
Purchase of time deposits	(8,880)	(3,009)	(6,404)
Net change in portfolio loans	8,471	16,636	8,246
Premises and equipment expenditures	(101)	(93)	(431)
Proceeds from the sale of premises and equipment	-	-	5
Net cash used in investing activities	(6,572)	(4,068)	(565)

Cash flows from financing activities
Net increase (decrease) in deposits	(2,223)	5,608	(5,985)
Purchases of common stock	-	(14)	-
Net cash provided by (used) in financing activities	(2,223)	5,594	(5,985)

Net change in cash and cash equivalents	(7,012)	5,306	(6,039)

Cash and cash equivalents at beginning of year	22,553	17,247	23,286

Cash and cash equivalents at end of year	$15,541	$22,553	$17,247

Supplemental disclosure of cash flow information Cash paid during the period for:
Interest	$1,476	$2,120	$3,560
Income taxes	-	-	286
Non-cash transactions:
Transfer from loans to other real estate owned	3,740	1,691	2,077

See accompanying notes to consolidated financial statements.

5.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The consolidated financial statements include CNB Corporation (the Company) and its wholly-owned subsidiary, Citizens National Bank of Cheboygan.  All significant intercompany accounts and transactions are eliminated in consolidation.

Nature of Operations and Concentrations of Credit Risk:  The Company is a one-bank holding company which conducts no direct business activities.  All business activities are performed by the Bank.

The Bank provides a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in its service area.  It maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles, personal expenditures and loans to business enterprises for current operations and expansion.  The Bank offers a variety of deposit accounts, including checking, savings, money market, individual retirement accounts and certificates of deposit.

The principal markets for the Bank’s financial services are the Michigan communities in which the Bank is located and the area immediately surrounding these communities.  The Bank serves these markets through seven offices located in Cheboygan, Presque Isle and EmmetCounties in northern lower Michigan.

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  The allowance for loan losses, pension obligation, the value of mortgage servicing rights, other real estate owned properties and fair values of financial instruments are particularly subject to change in the near term.

Cash Flow Reporting:  Cash and cash equivalents include cash and due from banks, interest-bearing deposits with other financial institutions and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions.

Securities:  Securities are classified as held to maturity when management has the positive intent and ability to hold them to maturity and carried at amortized cost.  Securities are classified as available for sale when they might be sold before maturity.  Securities available for sale are carried at fair value, with temporary unrealized holding gains and losses reported in shareholders’ equity, net of tax.  Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporarycharges, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition andnear term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

(Continued)

6.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other securities, which include Federal Reserve Bank stock and Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses.  Loans held for sale are reported at the lower of cost or market on an aggregate basis.

Loan Income:  Interest income is earned on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages).

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Management estimates the allowance balance required considering past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

(Continued)

7.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected.  Impairment is evaluated in total for smaller-balance homogenous loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment:  Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line method over the assets’ useful lives.  For furniture and fixtures the useful life ranges from three to five years while the useful life for buildings is thirty-nine years.  These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.  Maintenance and repairs are charged to expense and improvements are capitalized.

Other Real Estate Owned:  Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of the loan carrying amount or fair value at acquisition.  Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss.  After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell.  Expenses, gains and losses on disposition, and changes in the valuation allowance are reported as expenses on the statement of operations.

Servicing Rights:  Servicing rights represent the allocated value of servicing rights retained on loans sold.  Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues.  Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to prepayment characteristics.  Any impairment of a grouping is reported as a valuation allowance.

Company Owned Life Insurance:  The Company has purchased life insurance policies oncertain directors and executives.  Company owned life insurance is recorded at its cash surrender value, or the amount that can be effectively realized at the balance sheet date.At December 31, 2011 and 2010, the cash surrender value of the underlying policies was $4,358,000 and $3,237,000, which is included in other assets on the balance sheet.

(Continued)

8.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Benefits:  A defined benefit pension plan covers substantially all employees, with benefits based on years of service and compensation prior to retirement.  Contributions totheplan are based on the maximum amount deductible for income tax purposes.  The plan was amended to no longer accept new participants as of December 31, 2008.  Current participants will receive benefits as originally outlined in the plan.  A 401(k) savingsand retirement plan has also been established and covers substantially all employees.  Contributions to the 401(k) plan are expensed as made.

Stock Compensation:  The Company records compensation costs for the fair value of stock based compensation.  The stock option plan, created in 1996, ended in May 2006.  A new stock option plan has not been adopted and no stock compensation expense was reported in 2009, 2010 or 2011.

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

Earnings Per Share:  Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share demonstrates the dilutive effect of additional potential shares issuable under stock options.

Financial Instruments with Off-Balance-Sheet Risk:  The Company, in the normal course of business, makes commitments to extend credit which are not reflected in the consolidated financial statements.  A summary of these commitments is disclosed in Note 13.

Comprehensive Income:Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes the net change in unrealized gains (loss) on securities available for sale, and components of the defined benefit pension obligation not yet recognized as components of periodic pension expense, including unrecognized gains or losses, prior service cost, and the unrecognized transition asset.  These items are reported in comprehensive income net of tax.

(Continued)

9.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accumulated other comprehensive income, a component of stockholders’ equity, includes unrealized gains and losses on securities available for sale and amounts related to the defined benefit pension plan as follows at December 31:

	2011	2010
	(In thousands)

Net unrealized gains on available for sale securities	$861	$347
Pension components:
Unrecognized net losses	(1,865)	(1,455)
Unrecognized prior service cost	(26)	(28)
Tax effect	349	385
Net accumulated other comprehensive income	$(681)	$(751)

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over  transferred  assets  is deemed to be surrendered when the assets have been  isolated  from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or  exchange  the  transferred  assets,  and  the Company does not maintain effective  control  over  the  transferred  assets  through an agreement to repurchase them before their maturity.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

(Continued)

10.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. "  The standard clarifies existing fair value measurement and disclosure requirements and changes existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholder’s equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively.  The adoption of this standard is not expected to have a material effect on the Company’s financial statement.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income”.  This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but continuous statements.  This standard eliminates the option to present the components of other comprehensive income as part of the statement of equity.  This standard is effective for fiscal years and interim periods with those years beginning after December 15, 2011.  The implementation of this standard will only change the presentation of comprehensive income; it will not have an impact on the Company’s financial position or results of operations.  In December 2011, the FASB issued ASU 2011-12.  This standard defers the requirement to present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements.

(Continued)

11.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 2 - SECURITIES

The year-end fair values and related gross unrealized gains and losses recognized in accumulated other comprehensive loss for securities available for sale, were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
Available for Sale	Value	Gains	Losses
	(In thousands)
2011
U.S. Government and agency	$52,915	$217	$(22)
Mortgage-backed	15,168	226	(45)
State and municipal	8,914	418	-
Corporate obligations	1,009	10	-
Auction rate securities	1,000	-	-
Preferred shares	80	58	-
	$79,086	$929	$(67)

2010
U.S. Government and agency	$38,100	$133	$(123)
Mortgage-backed	15,902	139	(24)
State and municipal	10,527	216	(32)
Corporate obligations	1,023	24	-
Auction rate securities	1,000	-	-
Preferred shares	36	14	-
	$66,588	$526	$(179)

The year-end carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
Held to Maturity	Amount	Gains	Losses	Value
	(In thousands)
2011
State and municipal	$4,653	$477	$(9)	$5,121

2010
State and municipal	$8,442	$285	$-	$8,727

(Continued)

12.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 2 – SECURITIES (Continued)
Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. When evaluating investment securities consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. If a security is determined to be other-than-temporarily impaired, but the we do not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

At January 1, 2009 the Company held six investments in its auction rate securities investment category.   The fair value of these securities was less than amortized cost.  Pricing of auction rate securities had suffered from the absence of a liquid functioning secondary market, uncertainty regarding potential losses of financial companies, collateral deficiencies or other challenges encountered by the issuer.  At the time, the decline in fair value was not expected to be recovered within a reasonable timeframe based upon available information.  For these reasons, during 2008 the Company’s auction rate securities recognized an other-than-temporary impairment charge of $7.1 million.  These investment securities were written down through the statement of operations and a new cost basis was established.  The underlying asset for these investments was preferred stock whose fair values continued to be susceptible to change.

During 2009, the Company received the underlying asset of preferred stock from its auction rate security investment in the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The Company is now holding this investment as preferred shares with a fair value of $36,000.  This investment had an original cost of $2.0 million.  The loss in value of this investment occurred on September 7, 2008 when the U.S. Treasury Department announced a plan to place Freddie Mac into conservatorship.  The Company intends to hold this investment for an undetermined amount of time.

During 2011, the Company recorded a $2.0 million impairment write-down as the result of an other-than-temporary impairment of bonds held by the Bank.  The impaired bonds were issued to the local hospital in 2001 and 2008.  The hospital filed bankruptcy in March 1, 2012 creating an other-than-temporary impairment of the bonds.  The write-down is an estimate of expected losses.  Actual losses will be determined through the bankruptcy process.

During 2009, the Company sold four of its holdings in auction rate securities.  Proceeds from the sales totaled $5.5 million.  These sales resulted in gains of $1.8 million over the recorded book value.

During 2010, the Company sold one municipal investment.  Proceeds from the sale were $425,000 and a gain of $5,000 was recorded from the sale.

The Company continues to hold one investment security in the auction rate securities category.

There were no sales of securities during 2011.

(Continued)

13.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at year end 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows  (in thousands):

2011	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Government and agency	$16,377	$(22)	$-	$-	$16,377	$(22)
Mortgage-backed	3,561	(5)	3,159	(40)	6,720	(45)
State and municipal	805	(9)	-	-	805	(9)

Total temporarily impaired	$20,743	$(36)	$3,159	$(40)	$23,902	$(76)

2010	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Government and agency	$12,865	$(123)	$-	$-	$12,865	$(123)
Mortgage-backed	6,066	(24)	-	-	6,066	(24)
State and municipal	2,982	(23)	626	(9)	3,608	(32)

Total temporarily impaired	$21,913	$(170)	$626	$(9)	$22,539	$(179)

In 2011, there were 14 securities with unrealized losses and in 2010 there were 16 securities. These unrealized losses remaining on the balance sheet at year end 2011 and 2010 have not been recognized into income because they are not considered to be other-than-temporary. Management considers the unrealized losses to be market driven, resulting from changes in interest rates, and the Company has the intent and ability to hold the securities until their value recovers.

(Continued)

14.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at year end 2011are presented below (in thousands).  Expected maturities may differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are presented separately.

	Available for sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value

Due in one year or less	$20,996	$1,210	$1,220
Due from one to five years	40,616	1,626	1,749
Due from five to ten years	721	1,817	2,152
Due after ten years	505	-	-
	62,838	4,653	5,121

Mortgage-backed	15,168	-	-
Auction rate securities	1,000	-	-
Preferred shares	80	-	-

	$79,086	$4,653	$5,121

There were no securities pledged at December 31, 2011.Securities pledged at December 31, 2010 totaled $856,000to secure borrowing capabilities with the Federal Reserve.  The Company did not have any borrowings from the Federal Reserve as of December 31, 2011 or 2010 and due to the excess liquidity position, the Company did not maintain pledged securities for borrowing capabilities during 2011.  The Company did not have any pledged securities for public fund deposits as of December 31, 2011.

The Company held securities exceeding 10% of shareholders’ equity from the following states (including its political subdivisions) at December 31:

	2011	2010
	(In thousands)
Michigan	$9,876	$13,686

(Continued)

15.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Year end loans were as follows:

	2011	2010
	(In thousands)

Residential real estate	$61,033	$67,309
Consumer	5,124	6,016
Commercial real estate	48,110	52,654
Commercial	4,411	5,375
	118,678	131,354
Deferred loan origination fees, net	(245)	(224)
Allowance for loan losses	(3,339)	(2,354)

	$115,094	$128,776

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

(Continued)

16.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

The following table presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at December 31:

	Commercial		Commercial Real Estate
	2011	2010	2011	2010
	(In thousands)
1-3	$4,214	$4,670	$36,665	$34,217
4	30	35	2,633	4,582
5	156	670	8,569	13,855
6	11	-	243	-
7	-	-	-	-
Total	$4,411	$5,375	$48,110	$52,654

(Continued)

17.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The Company evaluates the credit quality of loans in the residential loan portfolio based primarily on the aging status of the loan, payment activity and credit quality indicators as defined above for business loans. The following schedule presents the recorded investment of loans in the residential loan portfolio based on the credit risk profile of loans in a pass, special mention and substandard rating at December 31:

	Residential
	2011	2010
	(In thousands)
Grade:
Pass	$60,671	$66,884
Special mention	-	-
Substandard	362	425
Total	$61,033	$67,309

The Company evaluates the credit quality of loans in the consumer loan portfolio, based primarily on the aging status of the loan.  Accordingly loans past due as to principal or interest 90 days or more are considered in a nonperforming status for purposes of credit quality evaluation.  The following schedule presents the recorded investment of loans in the consumer loan portfolio based on the credit risk profile of loans in a performing status and loans in a nonperforming status at December 31:

	Consumer
	2011	2010
	(In thousands)
Performing	$5,124	$6,008
Nonperforming	-	8
Total	$5,124	$6,016

(Continued)

18.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming Loans

Nonperforming loans include nonaccrual loans, accruing loans past due 90 days or more as to interest or principal payments and loans modified under troubled debt restructurings of the originated portfolio.

Nonperforming loans were as follows:

	2011	2010
	(In thousands)

Loans past due over 90 days still on accrual	$-	$99
Nonaccrual loans	1,979	6,892
Troubled debt restructurings	4,496	233

Total nonperforming loans	$6,475	$7,224

Detail of the loans on nonaccrual status by loan type as of December 31 is presented in the table below:

	2011	2010
	(In thousands)
Commercial	$22	$503
Commercial real estate	1,876	6,363
Consumer	-	-
Residential	81	26
Total	$1,979	$6,892

(Continued)

19.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following schedule represents the aging analysis of past due loans by loan type at December 31 reported (in thousands):

	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loan	Accruing Loans 90 Days or More Days Past Due
2011
Commercial	$90	$-	$90	$4,321	$4,411	$-
Commercial Real Estate	126	-	126	47,984	48,110	-
Consumer	1	-	1	5,123	5,124	-
Residential	844	-	844	60,189	61,033	-
Total	$1,061	$-	$1,061	$117,617	$118,678	$-

2010
Commercial	$39	$402	$441	$4,934	$5,375	$-
Commercial Real Estate	404	2,689	3,093	49,561	52,654	-
Consumer	31	8	39	5,977	6,016	8
Residential	824	91	915	66,394	67,309	91
Total	$1,298	$3,190	$4,488	$126,866	$131,354	$99

The following schedule represents the modification activity for loans considered troubled debt restructurings that were modified during the years ended December 31, 2011 and 2010 (in thousands):

			Troubled Debit Restructurings
	2011				2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	-	$ -	$ -	3	$ 229	$ 131
Commercial Real Estate	11	$ 4,675	$ 4,675	1	$ 135	$ 135
Consumer	-	$ -	$ -	-	$ -	$ -
Residential	5	$ 530	$ 530	3	$ 203	$ 203

	Troubled Debt Restructurings That Subsequently Defaulted
	2011		2010
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	-	$ -	-	$ -
Commercial Real Estate	1	$ 135	-	$ -
Consumer	-	$ -	-	$ -
Residential	-	$ -	-	$ -

(Continued)

20.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans

As described in Note 1, a loan is impaired when full payment under the loan terms is not expected.  Impairment is evaluated in total for smaller-balance homogenous loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

There were thirty one loans in the real estate mortgage and commercial loan portfolios that were considered impaired as of year end 2011.  Fifteen of the thirty one loans considered impaired have a valuation allowance against probable losses.  There were twenty-two that were considered impaired as of year end 2010.  Eight of the twenty-two loans considered impaired had a valuation allowance against probable losses.  Impaired loans as of December 31 are presented in the table below (in thousands):

	Unpaid Contractual Principal Balance	Loans With No Allowance	Loans With Allowance	Total Recorded Investment in Impaired Loans	Related Allowance	Average Impaired Loan Balance	Interest Income Recognized
2011
Commercial	$176	$-	$108	$108	$82	$249	$1
Commercial Real Estate	5,683	3,271	2,412	5,683	952	4,094	79
Residential	786	266	487	753	47	411	21

Total	$6,645	$3,537	$3,007	$6,544	$1,081	$4,754	$101

2010
Commercial	$514	$417	$-	$417	$-	$454	$-
Commercial Real Estate	7,323	2,113	4,320	6,433	965	3,929	5
Residential	76	26	34	60	15	141	2

Total	$7,913	$2,556	$4,354	$6,910	$980	$4,524	$7

(Continued)

21.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses

The allowance for loan losses (allowance) provides for probable losses in the originated loan portfolio that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the originated loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for originated loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is adequate to absorb probable losses inherent in the loan portfolio.

Activity in the allowance the year ended December 31 is summarized as follows:

	2011	2010	2009
	(In thousands)

Beginning balance	$2,354	$2,863	$1,996
Provision for loan losses	3,015	1,767	1,725
Charge-offs	(2,368)	(2,450)	(958)
Recoveries	338	174	100

Ending Balance	$3,339	$2,354	$2,863

(Continued)

22.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following schedule presents, by loan type, the changes in the allowance for the year ended December 31 and details regarding the balance in the allowance and the recorded investment in loans at December 31 by impairment evaluation method (in thousands).

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
2011
Allowance for credit losses:

Beginning balance	$43	$2,000	$107	$186	$18	$2,354
Charge-offs	(436)	(1,786)	(26)	(120)	-	$(2,368)
Recoveries	3	287	17	31	-	$338
Provision	548	2,292	(63)	98	140	3,015
Ending Balance	$158	$2,793	$35	$195	$158	$3,339

Ending balance: individually evaluated for impairment	$82	$952	$-	$47	$-	$1,081

Ending balance: collectively evaluated for impairment	$76	$1,841	$35	$148	$158	$2,258

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
2010
Allowance for credit losses:

Beginning balance	$116	$2,277	$107	$343	$20	$2,863
Charge-offs	(20)	(2,216)	(111)	(98)	(5)	$(2,450)
Recoveries	13	92	28	41	-	$174
Provision	(66)	1,847	83	(100)	3	$1,767
Ending Balance	$43	$2,000	$107	$186	$18	$2,354
Ending balance: individually evaluated for impairment
	$-	$965	$-	$15	$-	$980

Ending balance: collectively evaluated for impairment	$43	$1,035	$107	$171	$18	$1,374

(Continued)

23.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 4 - LOAN SERVICING

Mortgage servicing rights are included in other assets on the balance sheet.  For the three years ended December 31, activity for capitalized mortgage servicing rights was as follows:

	2011	2010	2009
	(In thousands)

Mortgage Servicing Rights:
Beginning of year	$612	$621	$599
Additions	125	144	170
Amortization	(136)	(152)	(210)
Impairment valuation allowance	6	(1)	62

End of year	$607	$612	$621

Loans servicing for others that have servicing rights capitalized	$75,275	$75,313	$73,142

The fair value of mortgage servicing rights is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration the expected prepayment rates and other economic factors that are based on current market conditions.  Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.  The fair value calculation is performed by a third-party model. Assumptions used in the 2011 model include, as average prepayment rate of 18.17% and an average discount rate of 8.11%.  Assumptions used in the 2010 model include, an average prepayment rate of 17.63% and an average discount rate of 8.04%. The fair value of the mortgage servicing rights was last calculated as of November 30, 2011 and had a fair value of $676,000. At November 30, 2010 the fair value of the mortgage servicing rights was $713,000. At January 1, 2009 the mortgage servicing rights had a valuation impairment of $68,000.  As of December 31, 2011 all of the $68,000 of the impairment had been recovered and no impairment remains.

Mortgage loans serviced for others are not reported as assets.Related escrow deposit balances were $171,000 and $162,000 at year end 2011 and 2010.

(Continued)

24.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 5 – PREMISES AND EQUIPMENT

Year end premises and equipment were as follows:

	2011	2010
	(In thousands)

Real estate and buildings	$7,240	$7,237
Furniture and fixtures	3,603	4,040
	10,843	11,277
Less accumulated depreciation	(5,634)	(5,778)

	$5,209	$5,499

Depreciation expense amounted to $391,000, $515,000 and $522,000 in 2011, 2010 and 2009.

NOTE 6 – OTHER REAL ESTATE OWNED

During 2011 and 2010 the Bank foreclosed on certain loans secured by real estate and transferred this real estate collateral to other real estate in each of those years.  At the time of acquisition, amounts were charged-off against the allowance for loan losses to bring the carrying amount of these properties to their estimated fair value, less estimated costs to sell.  Gains or losses on the sale of other real estate are included in the non-interest income and non-interest expense, respectively, on the statement of operations.

	2011	2010
	(In thousands)

Balance at beginning of year	$2,180	$2,660
Transfers from loans	3,740	1,691
Sales	(2,802)	(1,541)
Write-down adjustments	(1,534)	(638)
Capital improvements	-	8

Balance at end of year	$1,584	$2,180

Management periodically reviews the other real estate owned properties for a valuation allowance to determine if the values of these properties have declined since the date of acquisition.

(Continued)

25.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 7 - DEPOSITS

Time deposit accounts individually exceeding $100,000 total $23,834,000 and $25,167,000 at year end 2011 and 2010.

At year-end 2011, the scheduled maturities of time deposits are as follows:

(In thousands)

2012	$31,193
2013	25,988
2014	10,790
2015	1,623
2016	1,411

$71,005

NOTE 8 - EMPLOYEE BENEFITS

Defined Benefit Retirement Plan:  The Company has a defined benefit, noncontributory pension plan which provides retirement benefits for the majority of the employees.  The plan was amended to no longer accept new participants as of December 31, 2008.  Current participants will receive benefits as originally outlined in the plan. The Company uses a December 31 measurement date for its plan.  The following sets forth the plan’s funded status and amounts recognized in the financial statements:

	2011	2010
	(In thousands)
Change in benefit obligation:
Beginning benefit obligation	$(4,270)	$(4,203)
Service cost	(167)	(164)
Interest cost	(274)	(270)
Actuarial gain	49	48
Benefits paid	144	319
Ending benefit obligation	(4,518)	(4,270)

Change in plan assets, at fair value:
Beginning plan assets	4,598	3,912
Actual return	(140)	505
Employer contribution	500	500
Benefits paid	(144)	(319)
Ending plan assets	4,814	4,598

Funded status	$296	$328

(Continued)

26.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 8 - EMPLOYEE BENEFITS (Continued)

Amounts recognized in the balance sheet consist of:

	2011	2010
	(In thousands)

Pension funded status-Other assets	$296	$328
Other liabilities	-	-

The accumulated benefit obligation for the defined benefit pension plan was $3,795,000and $3,495,000 at year end 2011 and 2010, respectively.

Components of net periodic benefit cost are as follows:

	2011	2010	2009
	(In thousands)

Service cost	$167	$164	$178
Interest cost on benefit obligation	274	270	296
Expected return on plan assets	(384)	(329)	(284)
Net amortization and deferral	65	78	113

Pension expense	$122	$183	$303

The estimated net (gain)/loss and prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $89,000 and $3,000, respectively.

The following weighted-average assumptions were used to determine benefit obligations at year end and net cost:

	2011	2010	2009

Weighted average discount rate	6.50%	6.50%	6.50%
Rate of increase in future compensation	3.00%	3.00%	3.00%
Expected long term return on plan assets	8.00%	8.00%	8.00%

(Continued)

27.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 8 - EMPLOYEE BENEFITS (Continued)

The Company’s pension plan asset allocation at year end 2011 and 2010, target allocation for 2012, and expected long-term rate of return by asset category are as follows:

				Weighted-
	Target	Percentage of Plan Assets		Average Expected
	Allocation	at Year end		Long-Term Rate
Asset Category	2012	2011	2010	of Return - 2012

Equity securities	70.0%	63.2%	67.8%	10.00%
Fixed Income securities	30.0	33.3	31.2	5.00
Other	-	3.5	1.0	0.05

Total	100.0%	100.0%	100.0%	8.00%

Plan assets are administered by Huntington National Bank as trustee of the plan. Management contracted Freedom One Financial to administer the pension plan assets as trustee of the plan effective March 2012. Plan assets are invested in diversified mutual funds.

The estimates of weighted average expected long-term rate of return is an estimate based on past performance and actual returns in the future are likely to vary over time.

The asset mix of the portfolio will be maintained by periodically re-balancing this account back to the stock and fixed income target allocations stated above.

The investments in the plan are managed for the benefits of the participants.  They are structured to meet the cash flow necessary to pay retiring employees.  ERISA guidelines for diversification of the investments are followed.

During 2011, the Company contributed $500,000 into the plan.  The Company expects to contribute approximately $500,000 to this pension plan in 2012.

(Continued)

28.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 8 - EMPLOYEE BENEFITS (Continued)

Estimated Future Payments

The following benefit payments, which reflect expected future service, are anticipated:

Year End	Benefit Payments
(In thousands)
2012	$134
2013	155
2014	150
2015	164
2016	163
Years 2017 - 2022	1,549

Deferred Compensation Plan:  The Company has a deferred compensation plan to provide retirement benefits to certain Directors, at their option, in lieu of annual directors’ fees.  The plan was amended as of December 31, 2009 and participants are no longer able to defer compensation in accordance with this plan and no additional benefits will accrue under this plan.  The present value of future benefits was accrued annually over the period of active service of each participant using a 6.00% discount rate.  Total liabilities under the plan are $2,821,000 and $2,811,000 at December 31, 2011 and 2010 and are included in other liabilities on the balance sheet.  The expense for the plan was $221,000, $202,000 and $278,000 in 2011, 2010 and 2009. Distributions under the plan were $211,000, $217,000 and $206,000 in 2011, 2010 and 2009.

The following benefit payments reflect expected future cash flows as anticipated:

Year End	Benefit Payments
(In thousands)
2012	$231
2013	328
2014	327
2015	356
2016	348
Years 2017 – 2027	2,620

The Company also has a deferred compensation plan that allows executive officers of the Bank, and certain Directors an opportunity to defer a portion of their compensation.  On a monthly basis, the account of each participant accrues interest based on the interest rate determined for that year.  Total liabilities under the plan are $810,000 and $775,000 at December 31, 2011 and 2010.  The expense of the plan was $35,000, $39,000 and $43,000 in 2011, 2010 and 2009.

(Continued)

29.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 8 - EMPLOYEE BENEFITS (Continued)

401(k) Plan:  The Company has a 401(k) savings and retirement plan covering substantially all employees.  Under the plan, employees may defer up to the lesser of 100% of their eligible compensation or the limitations set by the IRS. The employees may also make “catch-up” contributions to the extent the IRS allows.   During 2009 the Board of Directors elected to contribute a matching contribution equal to 100% of the first 2% and 50% of the next 2% of the employee’s deferred compensation.  The Board of Directors elected to change the matching contribution for 2010 to 100% of the first 1% and have continued this match for 2011 and 2012. Employee contributions and the Company’s matching percentages are vested immediately.  The Company’s matching percentages are determined annually by the Board of Directors and resulted in total contributions of $28,000, $27,000 and $82,000 in 2011, 2010 and 2009.

NOTE 9 - STOCK OPTIONS

Stock Option Plan:  The shareholders approved an incentive stock option plan in May 1996 under which up to 67,005 options, as adjusted for stock splits, may be issued at market prices to employees over a 10 year period.  The right to exercise the options vests over a one-year period.  The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. Shares issued when options are exercised come from authorized but unissued shares.  All options outstanding are exercisable. Due to the plan end date, there were no options available for grant as of December 31, 2011 or 2010.

Activity in the option plan for the years ended is summarized as follows:

			Weighted	Weighted
	Number of		Average	Average	Aggregate
	Outstanding	Exercise	Exercise	Contractual	Intrinsic
	Options	Price	Price	Term	Value
Outstanding at January 1, 2010	4,462	$48.57	$48.57
Exercised	-
Expired	-
Forfeitures	-
Outstanding at December 31, 2010	4,462	$48.57	$48.57
Exercised	-
Expired	-
Forfeitures	-
Outstanding at December 31, 2011	4,462	$48.57	$48.57	2.0 years	-

Exercisable at December 31, 2011	4,462	$48.57	$48.57	2.0 years	-

(Continued)

30.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 9 - STOCK OPTIONS (Continued)

No compensation expense was required to be recognized under the plan for 2011, 2010 and 2009.  There was no unrecognized compensation expense at December 31, 2011.

There were no options granted or exercised in 2011, 2010 and 2009.

NOTE 10 - INCOME TAXES

Income tax expense consists of:

	2011	2010	2009
	(In thousands)

Current benefit	$ -	$ (673)	$ (393)
Deferred expense (benefit)	(1,703)	410	157

	$ (1,703)	$ (263)	$ (236)

Year end deferred tax assets and liabilities consist of:

	2011	2010
	(In thousands)
Deferred tax assets
Allowance for loan losses	$ 727	$ 331
Deferred compensation	1,234	1,376
Investment writedown	1,357	673
Capital loss carryforward	1,145	1,145
Pension liability	351	386
Net operating loss	793	–
AMT Credits	374	-
Other	548	425
Total deferred tax assets	6,529	4,336

Deferred tax liabilities
Pension	781	653
Fixed assets	256	276
Mortgage servicing rights	206	208
Unrealized gains on securities available for sale	293	118
Accretion	54	56
Other	91	60
Total deferred tax liability	1,681	1,371

Net valuation allowance for capital losses	1,145	1,145

Net deferred tax asset	$ 3,703	$ 1,820

Net operating loss carryforwards of approximately $2.3 million will expire in 2031.

(Continued)

31.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 10 - INCOME TAXES (Continued)

Income tax expense (benefit) calculated at the statutory rate of 34% differs from actual income tax expense (benefit) as follows:

	2011	2010	2009
	(In thousands)

Statutory rate applied to income before taxes	$ (1,495)	$ 19	$ 639
Deduct
Change in valuation allowance	-	-	(613)
Tax-exempt interest income, net	(159)	(186)	(262)
Life insurance	22	(94)	(48)
Other	(71)	(2)	48

	$ (1,703)	$ (263)	$ (236)

NOTE 11 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations is presented below:

	2011	2010	2009
Basic earnings (loss) per share:
Net income (loss) available to common shareholders (in thousands)	$(2,693)	$319	$2,115

Weighted average shares outstanding	1,212,098	1,212,698	1,213,598

Basic earnings (loss) per share	$(2.22)	$0.26	$1.74

	2011	2010	2009
Diluted earnings (loss) per share:
Net income (loss) available to common shareholders (in thousands)	$(2,693)	$319	$2,115

Weighted average shares outstanding	1,212,098	1,212,698	1,213,598

Add dilutive effects of assumed exercises of stock options	-	-	-

Weighted average dilutive potential shares outstanding	1,212,098	1,212,698	1,213,598

Diluted earnings (loss) per share	$(2.22)	$0.26	$1.74

(Continued)

32.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 11 - EARNINGS PER SHARE (Continued)

Stock options for 4,462 shares of common stock for 2011, 2010 and 2009 were not considered in computing diluted earnings per share for the reason they were antidilutive.

NOTE 12 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Bank (including family members, affiliates and companies in which they are principal owners) had loans outstanding with the Bank in the ordinary course of business.  A summary of the aggregate loans outstanding to these individuals follows:

	2011	2010
	(In thousands)

Balance outstanding, January 1	$1,297	$1,695
New loans and rewrites	344	326
Payments and payoffs	(583)	(724)
Change in persons included	-	-

Balance outstanding, December 31	$1,058	$1,297

Related party deposits totaled $3,848,000 and $3,923,000 at year end 2011 and 2010.

NOTE 13 - COMMITMENTS, OFF-BALANCE-SHEET RISK, AND CONTINGENCIES

There are various contingent liabilities that are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the financial condition or result of operations of the Company.

At year end 2011 and 2010, reserves of $1,394,000 and $1,998,000 were required as deposits with the Federal Reserve or as cash on hand.  These reserves do not earn interest.

Some financial instruments are used in the normal course of business to meet the financing needs of customers and to reduce exposure to interest rate changes.  These financial instruments include commitments to extend credit and standby letters of credit.  These involve, to a varying degree, credit and interest-rate risk in excess of the amount reported in the financial statements.

(Continued)

33.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 13 - COMMITMENTS, OFF-BALANCE-SHEET RISK, AND CONTINGENCIES (Continued)

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit.  The same credit policies are used for commitments and conditional obligations as are used for loans.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments to guarantee a customer’s performance to a third party.

A summary of the unused contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2011	2010
	(In thousands)

Commitments to extend credit	$16,918	$17,642
Standby letters of credit	520	510

The fair values of these commitments are not material.  Substantially all of these commitments are at variable or uncommitted rates.

NOTE 14 – FAIR VALUE MEASUREMENTS

The Company utilizes fair value measurements to record fair value adjustments of certain assets and liabilities and to determine fair value disclosure.   The following presents information about the Company’s assets measured at fair value on a recurring basis at December 31, 2011 and the valuation techniques used by the Company to determine those fair values.

Fair Value Hierarchy
Under SFAS 157, the Company groups assets and liabilities at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1:  In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the company has the ability to access.

(Continued)

34.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 14 – FAIR VALUE MEASUREMENTS (Continued)

Level 2:  Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly.  These Level 2 inputs included quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:  Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related assets or liabilities.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirely are categorized based on the lowest level input that is significant to the valuation.  The Company’s assessment of the significance of particular inputs to these fair value measurements required judgment and considers factors specific to each asset or liability.

The Company uses the following methods and significant assumptions to estimate fair value.

Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service which uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include preferred stock securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, corporate obligations, and state and municipal securities. The state and municipal portfolio also contains obligations issued by local municipalities and do not have a registered CUSIP. These bonds are classified based on Level 3 inputs. Additionally, the Company’s auction rate securities, which are rarely traded, are also classified based on Level 3 inputs.  Based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks.

Investment securities available for sale are valued primarily by a third party pricing agent. Prices supplied by the independent pricing agent, as well as their pricing methodologies and assumptions, are reviewed for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, our investment securities do not possess a complex structure that could introduce greater valuation risk.  Pricing for such instruments is fairly generic and is easily obtained. On a quarterly basis, prices supplied by the pricing agent are validated by comparison to prices obtained from other third party sources for a material portion of the portfolio. Both the market and income valuation approaches are implemented using the following types of inputs:

•
Government-sponsored agency debt securities and corporate bonds are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.

•
Other government-sponsored mortgage-backed securities are primarily priced using available market information including benchmark yields, prepayment speeds, spreads and volatility of similar securities.

•	Corporate obligations are primarily priced using consensus pricing and dealer quotes.

•
State and municipal bonds are largely grouped by characteristics, i.e., geographical data and source of revenue in trade dissemination systems. Since some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities. Local tax anticipation warrants, with very little market activity, are priced using an appropriate market yield curve.

•
Auction rate securities are valued based on an expected cash flow valuation using the interest rate of the underlying securities.  The securities owned by the Company are rarely traded and have an illiquid market.

•	Preferred shares are primarily priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.

(Continued)

35.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
NOTE 14 – FAIR VALUE MEASUREMENTS (Continued)

Disclosures concerning assets measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31,
(In thousands)

	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Balance at December 31,
Assets
2011
Investment securities available-for-sale:
U.S. Government and agency	$-	$52,915	$-	$52,915
Mortgage-backed	-	15,168	-	15,168
State and municipal	-	-	8,914	8,914
Corporate obligations	-	1,009	-	1,009
Auction rate securities	-	-	1,000	1,000
Preferred shares	-	80	-	80
	$-	$69,172	$9,914	$79,086
	-
2010	-
Investment securities available-for-sale:
U.S. Government and agency	$-	$38,100	$-	$38,100
Mortgage-backed	-	15,902	-	15,902
State and municipal	-	-	10,527	10,527
Corporate obligations	-	1,023	-	1,023
Auction rate securities	-	-	1,000	1,000
Preferred shares	-	36	-	36
	$-	$55,061	$11,527	$66,588

(Continued)

36.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 14 – FAIR VALUE MEASUREMENTS (Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(In thousands)

	Investment securities available-for-sale:
	2011	2010
Balance at January 1,	$11,527	$8,836
Total realized and unrealized gains (losses) included in income	-	-
Total unrealized gains (losses) included in other comprehensive income	234	(80)
Net purchases, sales, calls and maturities	(1,847)	2,771
Net transfers in/out of Level 3	-	-
Balance at December 31,	$9,914	$11,527

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities.  As a result, the unrealized gains and losses for these assetspresented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Company also reviews the fair value of certain assets, and if necessary, adjusts the carrying value of the assets to fair value on non-recurring basis.

Assets Measured at Fair Value on a Nonrecurring Basis at December 31,
(In thousands)

	Balance at December 31	Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period Ended December 31
Assets
2011
Impaired loans	$25	-	-	$25	$(16)
Other real estate owned	1,515	-	-	1,515	(1,006)
Held to maturity securities	-	-	-	-	(2,011)
2010
Impaired loans	$2,343	-	-	$2,343	$(890)
Other real estate owned	978	-	-	978	(346)

(Continued)

37.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 14 – FAIR VALUE MEASUREMENTS (Continued)

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired and had write-downs to fair value during the period.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions.  These assumptions include future payments ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).  The losses for the period ending December 31, 2010 and 2011 represents charge-offs of loan balances written down through the allowance for loan losses.

The Company’s other real estate owned is held at an estimated realizable value and that value changes periodically with the real estate market.  Losses for the period associated with other real estate owned represent valuation adjustments and are write downs through the income statement.

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate fair values for financial instruments.  The carrying amount is considered to approximate fair value for cash and variable rate loans or deposits that reprice frequently and fully.  Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis or underlying collateral values, where applicable.  The fair value of off-balance-sheet items approximates cost and is not considered significant to this presentation.

(Continued)

38.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated year end values of financial instruments were:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets
Cash and cash equivalents	$15,541	$15,541	$22,553	$22,553
Time deposits with other financial institutions	14,173	13,952	9,626	9,626
Securities available for sale	79,086	79,086	66,588	66,588
Securities held to maturity	4,653	5,121	8,442	8,727
Other securities	997	997	999	999
Loans held for sale	1,810	1,833	386	392
Loans, net	115,094	116,918	128,776	130,286
Accrued interest receivable on loans	432	432	433	433

Liabilities
Deposits
Noninterest-bearing	$(49,956)	$(49,956)	$(42,106)	$(42,106)
Interest bearing	(177,987)	(178,407)	(188,060)	(188,329)
Accrued interest payable on deposits	(35)	(35)	(59)	(59)

NOTE 16 - REGULATORY CAPITAL

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

(Continued)

39.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 16 - REGULATORY CAPITAL (Continued)

The minimum requirements are:

	Capital to Risk-
	Weighted Assets		Tier 1 Capital
	Total	Tier 1	To Average Assets
Well Capitalized	10%	6%	5%
Adequately Capitalized	8%	4%	4%
Undercapitalized	6%	3%	3%

The Bank was categorized as well capitalized based on the criteria of prompt corrective action at year end. There are no conditions or events since year-end that management believes has changed the Bank’s category.  Actual capital levels (in millions) and minimum required levels were:

					Minimum Required
					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011

Total capital (to risk weighted assets)
Bank	$16.9	14.0%	$9.7	8.0%	$12.1	10.0%
Tier 1 capital (to risk weighted assets)
Bank	15.4	12.7	4.8	4.0	7.3	6.0
Tier 1 capital (to average assets)
Bank	15.4	6.2	9.9	4.0	12.4	5.0

2010

Total capital (to risk weighted assets)
Bank	$23.0	16.9%	$10.9	8.0%	$13.6	10.0%
Tier 1 capital (to risk weighted assets)
Bank	21.3	15.7	5.4	4.0	8.2	6.0
Tier 1 capital (to average assets)
Bank	21.3	8.3	10.3	4.0	12.8	5.0

One of the principal sources of cash for the Company is dividends from the Bank.  Regulatory agencies can place dividend restrictions on the Bank based on their evaluation of its financial condition.  No restrictions are currently imposed by regulatory agencies on the Bank other than the limitations found in the regulations which govern the payment of dividends to the Company.  Under the most restrictive of these regulations, in 2012, the Bank is limited to paying dividends of the Company’s net income of 2012 and the retained net income of the prior two calendar years. Under this calculation, allowable dividend payments during 2012 would be zero due to the cumulative net loss position for 2010 and 2011.

(Continued)

40.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 17 – PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company financial statements:

CONDENSED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
	(In thousands)
ASSETS
Cash	$12	$15
Investment in subsidiary	17,989	20,620
Other Assets	17	8

Total assets	$18,018	$20,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$-	$2
Shareholders' equity	18,018	20,641

Total liabilities and shareholders' equity	$18,018	$20,643

CONDENSED STATEMENTS OF OPERATIONS
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)

Dividends from subsidiary	$25	$-	$-
Operating expenses	(26)	(21)	(23)

Income before income taxes and equity in undistributed income of subsidiary	(1)	(21)	(23)

Income tax benefit	9	7	8

Equity in undistributed income (loss) of subsidiary	(2,701)	333	2,130

Net income (loss)	$(2,693)	$319	$2,115

(Continued)

41.

CNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 17 – PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,693)	$319	$2,115
Equity in undistributed net (income) loss of subsidiary	2,701	(333)	(2,130)
Change in dividends receivable	-	-	-
Change in other assets	(9)	(7)	-
Change in other liabilities	(2)	(2)	(3)
Net cash from operating activities	(3)	(23)	(18)

Cash flows from financing activities:
Dividends paid	-	-	-
Net shares purchased	-	(14)	-
Net cash from financing activities	-	(14)	-

Net change in cash and cash equivalents	(3)	(37)	(18)

Cash at beginning of year	15	52	70

Cash at end of year	$12	$15	$52

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

		Net	Net
	Interest	Interest	Income	Earnings (Loss) Per Share
	Income	Income	(Loss)	Basic	Diluted
	(In thousands, except per share data)
2011
First quarter	$2,405	$1,999	$184	$0.15	$0.15
Second quarter	2,380	1,994	98	0.08	0.08
Third quarter	2,379	2,023	(1,671)	(1.38)	(1.38)
Fourth quarter	2,298	1,995	(1,304)	(1.07)	(1.07)

2010
First quarter	$2,653	$2,066	$225	$0.19	$0.19
Second quarter	2,682	2,140	547	0.45	0.45
Third quarter	2,517	2,006	87	0.07	0.07
Fourth quarter	2,485	2,033	(540)	(0.45)	(0.45)

(Continued)

42.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Of CNB Corporation
Cheboygan, Michigan

We have audited the consolidated balance sheet of CNB Corporation as of December 31, 2011 and 2010, and the related consolidated statement of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Plante & Moran, PLLC

Grand Rapids, Michigan
March 30, 2012

43.

CNB CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011, 2010 and 2009

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation (the Company) and its wholly-owned subsidiary, Citizens National Bank of Cheboygan (the Bank).  The consolidated financial statements for 2011, 2010 and 2009 include CNB Corporation and its wholly-owned subsidiary, Citizens National Bank of Cheboygan.  This discussion should be read in conjunction with the consolidated financial statements beginning on page 2 and the related footnotes.

Financial Condition

As of December 31, 2011 total assets of the Company were $250.1 million which represents adecrease of $5.0 million or 1.9% from December 31, 2010.  The Company recognized a 10.6% decrease in the net loan portfolio.  Deposits decreased by 1.0% during 2011 while the Company’s equity decreasedby $2.6 million or 12.7% during 2011.

Cash and Cash Equivalents

The Company’s balances of cash and cash equivalents decreased $7.0 million from 2010 to 2011.  During the year, $1.8 million of cash was provided byoperating activities, while $6.6 million was used ininvesting activities. Cash used in investing activities included $4.5 million used to purchase FDIC insured certificates of deposits from other financial institutions for investment purposes.  Due to a net decrease in deposits, $2.2 million was used in financing activities. The balances maintained in cash and cash equivalents vary based on daily fluctuations in loan and deposit balances. Sufficient cash is maintained on a daily basis to meet the anticipated liquidity needs of the Company for customer transactions and to clear checks drawn on other financial institutions.  The amount of clearings can vary by as much as $3.0 million in one day, causing the Company’s cash position to vary.

Securities

The Company maintains securities portfolios that include obligations of federal agencies and government sponsored entities as well as securities issued by states and political subdivisions, auction rate money market preferred investments and preferred stocks.  Security balances increased $8.7 million during 2011.  Securities available for sale represent 93.3% of the portfolio.  Currently, the Company primarily maintains a short-term securities portfolio.  The Company will continue to monitor the rate environment and may extend the maturities of the investment portfolio in the future.  It is management’s expectation that the Company will moderately decrease the securities portfolio in 2012 as it is anticipated loan volume will increase.

44.

CNB CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011, 2010 and 2009

The chart below presents the change in each of the categories of the portfolio.

	2011	2010	2009
	(In thousands)

U.S. Government and agency	$14,814	$11,788	$7,250
Mortgage-backed	(734)	6,643	(370)
Tax exempt state and municipal	(3,935)	(463)	2,431
Taxable state and municipal	(1,466)	1,294	870
Corporate obligations	(14)	3	1,020
Auction rate securities	44	(10)	(3,793)
Preferred shares	-	-	46
Other securities	(2)	(9)	-

Total change in securities	$8,707	$19,246	$7,454

Securities investments as a total increased 10.3% over the prior year balance. Holdings in U.S. government and agencies increased due to additional volume in the securities portfolio.

The Company maintains a short-term investment portfolio with maturities averaging just overtwo years. The Company will continue to monitor the rate environment and may extend the maturities of the investment portfolio in the future. The chart below presents the percentage composition of the portfolio as of December 31.

	2011	2010
U.S. Government and agency	62.44%	50.11%
Mortgage backed	17.90%	20.92%
Tax exempt state and municipal	12.65%	19.27%
Taxable state and municipal	3.37%	5.68%
Corporate obligations	1.19%	1.35%
Auction rate securities	1.22%	1.30%
Preferred shares	0.05%	0.06%
Other securities	1.18%	1.31%

	100.00%	100.00%

Securities available for sale are recorded at fair value and securities held to maturity are recorded at amortized cost. The net unrealized gain on securities available for sale at December 31, 2011 was $569,000, net of taxes. The unrealized gains and losses are temporary since they are a result of market changes rather than a reflection of credit quality.  Management has no specific intent to sell these securities at the present time.

45.

CNB CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011, 2010 and 2009

The majority of  the Company's investments are spread amongst U.S. Government and agency securities and issues of governmental units in its service area.  The maturities of the investment portfolio have typically been very short, two years or less, providing liquidity in addition to quality to the balance sheet.  Investments in mortgage backed securities are not part of the subprime sector.

During 2012, management feels that there will be sufficient liquidity to increase the maturity of the investment portfolio.

Loans

Total loans decreased $12.7 million or 9.7% during 2011, with the primary decrease in residential real estate loans of $6.5 million or 9.7%.  As a full service lender, the Company offers a variety of personal and commercial loans.

As a full serivice lender, the Company offers a variety of personal and commercial loans.  Home mortgages comprise a largeportion of the loan portfolio.  The Company generally retains the ownership of adjustable rate loans and short to medium-term fixed-rate loans and originates and sells long-term single family residential fixed-rate mortgage loans to the secondary market.  This practice allows the Company to meet the housing credit needs of its service area while maintaining an appropriate interest rate sensitivity and liquidity position.  The Company does not engage in subprime lending and does not have any loans that it would consider to be subprime mortgage loans.  The Company originated $18.2 million in loans for sale in 2011 and $19.6 million in 2010 as compared to $23.1 million in 2009.  For the most part, activity in 2011 included mainly refinances as borrowers took advantage of the continued low rate environment.  Although the real estate market in our service area has declined, it has not been affected by the current economy as much as some areas in the state of Michigan.  Management anticipates the volume of mortgage refinancing in 2012 will decrease comparable to 2011 as most borrowers have already taken advantage of the decreasing rate environment.In addition to mortgage loans, the Company makes loans for personal and business use, secured and unsecured, to customers in its service area.
As the economy begins to stabilize overall total loan growth is anticipated in 2012.  Although loan demand hs been weak since 2008 management anticipated a slight increase in loan demand during 2012.

Current economic conditions warrant the bank adhering toconservative, strict credit underwriting standards.  All loans are domestic.  An annual review of loan concentrations at December 31, 2011 indicated the pattern of loans in the portfolio has not changed.  There is no individual industry with more than a 10% concentration, except for all tourism-related businesses which, when combined, represent 14.2% of total loans in 2011 and 13.9% in 2010.

Allowance for Loan Losses

The allowance for loan losses represents that amount which management estimates is adequate to provide for probable incurred losses in the loan portfolio.  Management determines the adequacy of the allowance for loan losses by reviewing selected loans (including large loans, nonaccrual loans, problem loans and delinquent loans) and establishes specific loss allowances on these loans.  Historical loss information, local economic conditions and other factors are considered in establishing allowances on the remaining loan portfolio.  The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries.

46.

CNB CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011, 2010 and 2009

The quality of the Company’s loan portfolio reacts to the current economic conditions with non-performing loans at 5.46% of total loans at December 31, 2011 and 5.48% at December 31, 2010.  Net loans charged off decreased slightly to 1.69% of total loans during 2011 compared to 1.73% in 2010.  The allowance for loan losses increased in 2011 due to increased charge-offs and an increased level of nonperforming loans.  The Company continues to identify loss potential for individual loans and groups of loans.  A provision expense of $3.0 million was recorded in 2011 while $1.8 million was recorded during 2010 and $1.8 million in 2009 due to net charge-offs and responding to overall loan quality. A significant portion of the Company’s non-performing loans consist of commercial real estate loans both owner occupied and non-owner occupied.

Credit Quality

The Company continues to maintain a manageable level of asset quality as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans.  The Company performs an ongoing review of all large credits to watch for any deterioration in quality.  Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above); and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above).  The aggregate amount of nonperforming loans is shown in the table below.

	2011	2010
	(Dollars in thousands)

Nonaccrual loans	$1,979	$6,892
Loans past due 90 days or more still on accrual	-	99
Troubled debt restructurings	4,496	233

Total nonperforming loans	$6,475	$7,224

Percent of total loans	5.46%	5.48%

The Company maintains an allowance for potential losses on nonperforming loans.  The detail of the allowance at December 31, 2011 and 2010 can be found in Note 3 to the consolidated financial statements.

47.

CNB CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011, 2010 and 2009

Deposits

Deposits decreased $2.2 million or 1.0% during 2011.  The majority of the Company’s deposits are derived from core customers, as a result of long-term personal, business and public relationships.  Deposit rates are monitored continually to assure that the Company pays a competitive rate.   As the interest rate environment changes the Company will in turn change the rates it offers its customers.

As of December 31, 2011, the loan to deposit ratio was 52.0% compared to 57.0% at December 31, 2010.  This ratio decreased due to a decrease in the Company’s loan portfolio.   Management’s emphasis is on a stable loan portfolio with a targeted loan to deposit ratio at a minimum of 65.0%.  Any change in asset mix from securities to higher yielding loans provides an increase in the net interest margin.

As of December 31, 2010, long-term debt obligations consist of the Company’s time deposits which are presented in Note 7 to the consolidated financial statements.

Equity

Total equity for the Company at year end 2011was $18.0 million compared to $20.6 million in 2010. The decrease in equity from 2010 to 2011 was due for the most part to the 2011 net loss recognized by the Company.

There is no formal stock repurchase plan in effect at this time although; the Company occasionally repurchases stock at its discretion. During 2011 the Company did not repurchase any stock.  During 2010 the Company repurchased 1,500 shares of common stock. Accumulated other comprehensive income increased by $340,000 related to an increase in market value of the Company’s available for sale securities and decreased by $270,000 related to the adjustment to reflect the impact of the change in the pension liability.

The Bank is considered to be well capitalized as it relates to the capital adequacy guidelines administered by federal banking agencies.

48.

CNB CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011, 2010 and 2009

Liquidity and Funds Management

Effective liquidity management ensures that the cash flow requirements of the Company’s depositors and borrowers, as well as the operating cash needs of the Company are met.  The Company’s primary source of funds is dividends from the Bank.  The Company manages its liquidity position to provide cash necessary to pay dividends to shareholders and satisfy other operating requirements.

The Company’s most readily available sources of liquidity are interest bearing deposits with other financial institutions, federal funds sold, securities classified as available for sale and securities classified as held to maturity maturing within one year.  These sources of liquidity are supplemented by new deposits and by loan payments received from customers.  As of December 31, 2011, the Company held $10.1 million in interest bearing deposits with other financial institutions, no federal funds sold, $79.1 million in securities available for sale, and $1.2 million in held to maturity securities maturing within one year.  These short-term assets represent 39.7% of total deposits as of December 31, 2011.  Historically, the Company’s security portfolio has been short term in nature, with the average life of the portfolio consistently being just over two years.  The Company serves a market which is highly tied to the tourist industry.  Consequently, the Company experiences seasonal swings in liquidity.  Deposit growth occurs during July, August, and September, and then may decline through the fall and winter months.  The Company does not anticipate any significant change in its seasonal pattern.  In addition to the above readily available sources of liquidity, the Company has an available borrowing capacity at the Federal Reserve Discount Window and Federal Home Loan Bank of Indianapolis.  There were no advances outstanding on these borrowing capacities at December 31, 2011 or 2010.

49.

CNB CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011, 2010 and 2009

Interest Rate Sensitivity

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates at December 31, 2011 and 2010.  For loans receivable, securities, and liabilities with contractual maturities, the tables present principal cash flows and related weighted-average interest rates by contractual maturities.  For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the tables present principal balances and, as applicable, related weighted-average interest rates.

The primary source of market risk for the financial instruments presented is interest rate risk, that is, the risk that a change in market rates could adversely affect the market value of the instruments.  Generally, the longer the maturity, the greater the interest rate risk exposure.  While maturity information does not necessarily present all aspects of exposure, it may provide an indication of where risks are prevalent.

All financial institutions assume interest rate risk as an integral part of normal operations.  Managing and measuring interest rate risk is a dynamic, multi-faceted process that ranges from assuring sufficient capital and liquidity in support of future balance sheet growth to reducing the exposure of the Company’s net interest margin from swings in interest rates.  The Company manages interest rate risk through the Asset/Liability Committee.  The Asset/Liability Committee is comprised of Bank officers from various disciplines.  The Committee establishes policies and rates which lead to the prudent investment of resources, the effective management of risks associated with changing interest rates, the maintenance of adequate liquidity and the earning of an adequate return on shareholders’ equity.

50.

CNB CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011, 2010 and 2009

The following market risk disclosure tables allow management to measure the imbalance between the amount of assets and liabilities repricing in the next five years and thereafter.

Market Risk Disclosure at December 31, 2011
(Dollars in thousands)

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value 12/31/2011
Rate-sensitive assets
Variable interest rate loans	$7,575	$281	$2,028	$-	$247	$-	$10,131	$10,266
Average interest rate	3.83%	6.12%	4.76%	-%	5.58%	-%	4.12%
Fixed interest rate loans	14,112	12,040	12,571	10,229	10,263	51,142	110,357	111,824
Average interest rate	7.44%	6.26%	6.37%	6.57%	6.39%	5.90%	6.29%
Variable interest rate securities	-	-	-	-	-	410	410	410
Average interest rate	-%	-%	-%	-%	-%	2.28%	2.28%
Fixed interest rate securities	17,434	15,134	22,513	8,403	1,012	19,830	84,326	84,794
Average interest rate	1.03%	0.92%	0.98%	1.40%	2.60%	3.19%	1.53%
Rate-sensitive liabilities
Noninterest-bearing deposits	49,956	-	-	-	-	-	49,956	49,956
Average interest rate	-%	-%	-%	-%	-%	-%	-%
Fixed interest rate savings and interest-bearing deposits	106,982	-	-	-	-	-	106,982	107,234
Average interest rate	0.11%	-%	-%	-%	-%	-%	0.11%
Variable interest rate time deposits	370	123	-	-	-	-	493	494
Average interest rate	0.26%	0.26%	-%	-%	-%	-%	0.26%
Fixed interest rate
time deposits	30,823	25,865	10,790	1,623	1,411	-	70,512	70,678
Average interest rate	1.30%	1.96%	0.82%	2.26%	1.72%	-%	1.50%

Market Risk Disclosure at December 31, 2010
(Dollars in thousands)

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value 12/31/2010
Rate-sensitive assets
Variable interest rate loans	$9,352	$680	$313	$-	$-	$-	$10,345	$10,446
Average interest rate	2.90%	5.88%	6.15%	-%	-%	-%	3.19%
Fixed interest rate loans	18,264	9,732	19,131	11,144	11,627	51,497	121,395	122,586
Average interest rate	5.65%	6.98%	6.34%	6.46%	6.45%	6.01%	6.17%
Variable interest rate securities	-	-	-	-	-	636	636	636
Average interest rate	-%	-%	-%	-%	-%	2.28%	2.28%
Fixed interest rate securities	11,651	16,947	17,221	4,661	2,623	22,290	75,393	75,678
Average interest rate	2.00%	1.18%	2.00%	2.40%	2.84%	3.18%	2.21%
Rate-sensitive liabilities
Noninterest-bearing deposits	42,106	-	-	-	-	-	42,106	42,106
Average interest rate	-%	-%	-%	-%	-%	-%	-%
Fixed interest rate savings and interest-bearing deposits	112,129	-	-	-	-	-	112,129	112,289
Average interest rate	0.29%	-%	-%	-%	-%	-%	0.29%
Variable interest rate time deposits	718	483	-	-	-	-	1,201	1,203
Average interest rate	0.34%	0.34%	-%	-%	-%	-%	0.34%
Fixed interest rate time deposits	34,574	20,588	17,308	799	1,461	-	74,730	74,837
Average interest rate	1.67%	1.61%	2.23%	2.59%	2.36%	-%	1.80%

51.

CNB CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011, 2010 and 2009

Capital Resources

The capital ratios of the Bank exceed the regulatory guidelines for well capitalized institutions. Additional information concerning capital ratios and shareholder return is included in the Financial Highlights on page 1.  The Company maintains a five-year plan and utilizes a formal strategic planning process.  Management and the Board continue to monitor long-term goals, which include increasing market share and maintaining long-term earnings sufficient to pay dividends.

Results of Operations

Net Income

Consolidated net losses totaled $2.7 million for 2011. Basic and diluted loss per share for 2011 was $2.22.

Consolidated net income was $319,000 for 2010 and $2.1 million for 2009.  Basic and diluted earnings per share were $0.26 for 2010 and for 2009 was $1.74.

Net Interest Income

Interest income is the total amount earned on interest bearing deposits at financial institutions, funds invested in federal funds sold, securities and loans.  Interest expense is the amount of interest paid on interest-bearing checking, money market, savings and time deposits accounts.  Net interest income is the difference between interest income and interest expense.  The net margin is the net interest income as a percentage of average interest-earning assets.  Interest spread is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.  In 2011, net interest income decreased by $234,000 due to multiple factors including the change in the rates on interest-earning assets and the change in asset mix due to decreases in total loans and the increase in the lower yielding securities portfolio. Offsetting these decreases in interest income in 2011 was decreases in rates paid on the Company’s deposit accounts due to the decreasing rate environment.

In 2010, net interest income decreased by $423,000, due to similar factors as noted above for 2011.  Also contributing to the decreased net interest income during 2010 were asset quality factors including an increased level of nonaccrual loans.

52.

CNB CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011, 2010 and 2009

The following table presents the daily average consolidated balance sheets, revenue on average interest-earning assets on a tax-equivalent basis, expense on average interest-bearing liabilities and the annualized effective yield or rate.  Interest on loans includes loan fees.  For the periods ending:

Yield Analysis of Consolidated Average Assets and Liabilities
(Dollars in thousands)

Year Ended	Year Ended	Year Ended
December 31, 2011	December 31, 2010	December 31, 2009
Average	Yield/	Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Other interest-earning assets	$26,041	$222	0.85%	$29,230	$244	0.83%	$18,342	$235	1.28%
Total securities (1) (2)	79,115	1,667	2.11	59,770	1,724	2.88	55,889	2,133	3.82
Loans (2)	125,984	7,813	6.20	142,404	8,652	6.08	161,256	10,130	6.28
Total interest-earning assets	231,140	9,702	4.20%	231,404	10,620	4.59%	235,487	12,498	5.31%
Cash and due from banks	6,360	4,277	8,607
Premises and equipment, net	5,334	5,706	6,011
Allowance for loan losses	(2,254)	(2,058)	(2,466)
Other assets	12,863	12,672	9,840
Total	$253,443	$252,001	$257,479

Interest-bearing liabilities:
Interest-bearing demand deposits	$28,707	$42	0.15%	$30,544	$75	0.25%	$29,924	$103	0.34%
Savings deposits	81,810	196	0.24	78,943	333	0.42	76,012	435	0.57
Time deposits	72,772	1,212	1.67	75,976	1,679	2.21	88,437	2,952	3.34
Other interest-bearing liabilities	17	1	5.88	85	5	5.88	148	10	6.76
Total interest-bearing liabilities	183,306	1,451	0.79%	185,548	2,092	1.13%	194,521	3,500	1.80%

Noninterest-bearing deposits	46,943	41,820	38,939
Other liabilities	2,547	3,663	5,116
Shareholders’ equity	20,647	20,970	18,903
Total	$253,443	$252,001	$257,479
Net interest income	$8,251	$8,528	$8,998
Net interest spread (FTE)	3.41%	3.46%	3.51%
Net yield on interest-earning assets (FTE)	3.57%	3.69%	3.82%
Ratio of interest-earning assets to interest-bearing liabilities	1.26	x	1.25	x	1.21	x

(1) Yield computed using the average amortized cost for securities available for sale.
(2) Tax exempt income was converted to a fully taxable equivalent basis at a 34% tax rate.  The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

53.

CNB CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011, 2010 and 2009

The table below presents the effect of volume and rate changes on net interest income on a pre-tax basis.

	2011 Compared to 2010			2010 Compared to 2009
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Other interest-earning assets	$22	$(44)	$(22)	$86	$(67)	$19
Total Securities	325	(382)	(57)	131	(506)	(375)
Loans, net	(1,016)	177	(839)	(1,154)	(324)	(1,478)
Total interest-earning assets	(669)	(249)	(918)	(937)	(897)	(1,834)

Interest-bearing demand deposits	(4)	(29)	(33)	2	(30)	(28)
Savings deposits	12	(149)	(137)	16	(117)	(101)
Time deposits	(68)	(399)	(467)	(375)	(898)	(1,273)
Other interest-bearing liabilities	(5)	1	(4)	(5)	-	(5)
Total interest-bearing liabilities	(65)	(576)	(641)	(362)	(1,045)	(1,407)

Net change in net interest income (a)	$(604)	$327	$(277)	$(575)	$148	$(427)

(a) The net change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Noninterest Income

Noninterest income includes fees and service charges on deposit accounts, loan servicing fees, gains on sales of loans and other income.  Noninterest income decreased during 2011 by $142,000.  During 2010 $187,000 was recorded as income from death benefits from life insurance proceeds while there were no life insurance gains in 2011. Net realized gains from sales of loans was $330,000 in 2011 compared to $411,000 in 2010.  Partially offsetting the decrease in gains from loan sales was an increase in commission income from the Bank’s broker dealer relationship with Infinex whereby the Bank receives commission for offering on-site investment services through a mutual employee.  This additional income was included in the other income section of the income statement.

Noninterest income decreased during 2010 by $1.6 million.  This decrease can be attributed for the most part to the gains on the sales of auction rate investment securities recorded during 2009 as previously in Note 2 of the financial statements. The decrease was offset by a gain recorded on the proceeds of a life insurance claim.

Noninterest Expense

Noninterest expense increased $2.8 million during 2011 compared to 2010.  The increase can be attributed, for the most part, to a $2.0 million securities impairment write-down as previously discussed in Note 2 of the financial statements. Also contributing to the elevated noninterest expense was an increase in ORE losses and carrying cost of $712,000 over the prior year.

54.

CNB CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011, 2010 and 2009

Noninterest expense decreased $204,000 during 2010 compared to 2009.  Factors contributing to the difference are decreases in salaries and employee benefits, deferred compensation expenses, pension costs, occupancy expense and FDIC premiums.  These decreases were offset by increases in hospitalization premiums, legal and professional expenses and ORE losses and carrying costs.  Salaries and employee benefits decreased $73,000 from 2010 to 2009.  Legal and professional expenses increased $117,000 over the prior year.  Legal expenses related to the CNB vs. Heber Fuger Wendin Inc. and Mark Williams continued in 2010.  The Bank entered into a confidential settlement agreement dated as of August 1, 2010 on mutually acceptable terms, and this matter is now resolved.  Elevated legal expenses related to foreclosures and nonperforming loans also continued into 2010.

Federal Income Taxes

The Company had an income tax benefit of $1.7 million, $263,000 and $236,000 for the years ended December 31, 2011, 2010 and 2009 respectively.  The tax benefit for 2010 and 2009 is due to an effective taxable loss rather than income before income taxes.  Certain income transactions are considered exempt for income tax purposes therefore creating a tax benefit.  Gains on life insurance proceeds of $187,000 in 2010 are considered tax exempt income.  During 2009 the Company recognized gains on the sale of impaired securities.  The securities sold during 2009 had previous impairment loss in which a tax benefit was not recorded. Because these securities were preferred equity securities, the related security impairments are considered capital losses and therefore require offsetting capital gains to recognize the tax effective benefit from the loss.  As of January 1, 2009, the Company did not anticipate future capital gains tooffset the prior capital losses and therefore did not record a tax benefit from the losses in prior years.  During 2009 the Company recognized gains on the sale of the impaired securities.  The capital gains recorded in 2009 from the securities sales offset the losses from the prior year.  Since the Company did not record the tax benefit from the losses reported in prior years the gains on the securities sales were not a taxable event and no income tax expense for the gains was recorded in 2009.

The net operating losses for income tax purposes can be carried back to generate tax refunds.  The difference between the effective tax rate and the federal corporate tax rate of 34% is also due to tax-exempt interest earned on investments and loans and other tax-related items.  The tax ratesare shown in the table below:

	2011	2010	2009

Income/(loss) before tax (In thousands)	$(4,396)	$56	$1,879
Income tax benefit (In thousands)	(1,703)	(263)	(236)
Effective tax rate	38.7%	(469.6)%	(12.6)%

Management assesses the need for a valuation allowance against the deferred tax assets periodically.  The realization of deferred tax assets is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and ability to carry-back losses to available tax years.  In assessing the need for a valuation allowance, all positive and negative evidence was considered, including anticipated operating results, taxable income in carry-back years, scheduled reversals of deferred tax liabilities and tax planning strategies.  In 2011, the conclusion that a valuation allowance was not required was based on a number of factors including the 2012 budget.

55.

CNB CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011, 2010 and 2009

Critical Accounting Policies

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could effect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and deferred tax and tax provision estimates.

The Company believes that the allowance for loan losses and related provision expense are particularly susceptible to material change in the near term.  Due to asset quality concerns and a downturn in the national and Michigan economies, a provision expense of $1.7 million was recorded during 2009.  Due to additional asset quality concerns and continued downturn in the Michigan and national economy, a provision expense of $1.8 million was recorded in 2010.In an effort to bring closure to the continued asset quality issues a provision expense of $3.0 million was recorded in 2011.  In future periods the allowance for loan losses may be impacted due to changes in the local economy, commercial loans asset quality and individual borrower situations.  The Company believes its significant concentration in residential mortgage loans and the importance of the tourism industry to the local economy are particularly important factors that could have a significant impact on the allowance for loan losses and provision for loan losses.  As of December 31, 2011, the Company held $58.0 million of commercial and commercial real estate loans, and the ability of our borrowers to repay such loans may be significantly impacted by the current economy or individual borrower conditions.  Management continues to take steps to help preserve the asset quality of the loan portfolio; however, the allowance for loan losses and related provision expense could increasein future periods depending on changes in the factors discussed above.

Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income, net of tax.  As a result of changes in the fair market value of the Company’s available for sale securities portfolio, total comprehensive income increased by $339,000 for 2011, decreased by $183,000 for 2010 and increased by $196,000 for 2009.  Additionally, all investment securities are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results.

56.

CNB CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
December 31, 2011, 2010 and 2009

FORWARD-LOOKING STATEMENTS

When used in this filing and in future filings involving the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “project,” or similar expressions are intended to identify, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company’s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

57.

CNB CORPORATION
OFFICERS AND STAFF

OFFICERSOF CNB CORPORATION
 AND CITIZENS NATIONAL BANK

CNB	CITIZENS NATIONAL		ONAWAY
CORPORATION	BANK OFFICERS AND		LAURA L. SHACK
OFFICERS	COMMUNITY ADVISORS		BANKING OFFICER &
BRANCH MANAGER
VINCENT J. HILLESHEIM	VINCENT J. HILLESHEIM	SUSAN L. CASWELL
CHAIRMAN	CHAIRMAN	ASSISTANT VICE PRESIDENT
SUSAN A. ENO	SUSAN A. ENO	SALLY J. LACROSS
PRESIDENT & CHIEF	PRESIDENT & CHIEF	ASSISTANT VICE PRESIDENT	INDIAN RIVER
EXECUTIVE OFFICER	EXECUTIVE OFFICER	NANCY K. LINDSAY
DOUGLAS W. DAMM	DOUGLAS W. DAMM	ASSISTANT VICE PRESIDENT,	MATTHEW J. KAVANAUGH
SENIOR VICE PRESIDENT	EXECUTIVE VICE PRESIDENT	MARKETING	ASSISTANT VICE PRESIDENT
SHANNA L. HANLEY	SHANNA L. HANLEY	RANDY J. MALTBY	& BRANCH MANAGER
TREASURER	SENIOR VICE PRESIDENT &	TECHNOLOGY OFFICER
REBECCA L. TOMASKI	CHIEF FINANCIAL OFFICER	SUSAN J. CLEARY
SECRETARY	MARIAN L. HARRISON	LOAN OFFICER
	SENIOR VICE PRESIDENT,	NICOLE M. DRAKE	PELLSTON
	COMMERCIAL LOANS	BANKING OFFICER-
	STEPHEN J. CRUSOE	COMMERCIAL LOANS	LORA L. FRYE
	VICE PRESIDENT,	NANCY A. STEMPKY	BANKING OFFICER &
	MORTGAGE LOANS	MANAGER OF INTERNAL	BRANCH MANAGER
	CYRIL S. DRIER	AUDIT
	VICE PRESIDENT,	GINA L. EUSTICE
	COMMERCIAL LOANS	CREDIT MANAGER
	PATRICK WARNER	TRISHA M. DOBIAS	ALANSON
	ASSISTANT VICE PRESIDENT,	HUMAN RESOURCES
	COMMERCIAL LOANS	OFFICER	LORA L. FRYE
	VICTORIA J. HAND		BANKING OFFICER &
	VICE PRESIDENT & CASHIER		BRANCH MANAGER

58.

CNB CORPORATION
OFFICERS AND STAFF

STAFF OF CITIZENS NATIONAL BANK

MAIN OFFICE		DOWNTOWN	MACKINAWCITY	INDIAN RIVER
DRIVE-IN
Olivia Archambo	Colin Murphy	CHEBOYGAN	Deborah Closs	Kelly Saker
Cheryl Blaskowski	Adam Newman		Jennifer LaHaie	Julie Davis
Kurt Blaskowski	Penny Reynolds	Taryn Bednarz		Laurie Kolka
Quinn Bonnett	Ronald Rose			Michelle Miller
Laura Call	Victoria Sayer		PELLSTON	Sara Lalonde
Kevin Chapman	Carolyn A. Scheele
Patricia Comps	Lee Sheets	SOUTH BRANCH	Sheri L. Kindell
Sharon Coppernoll	David Shotwell	CHEBOYGAN	Cathy Ward	ALANSON
Arlene Daniel	Sally Spray
Katherine H. Eldridge	M. Teresa Sullivan	Karen Barrette		Jodi Bear
Mary E. Greenwood	Kathy Swackhamer	Susan Bliss	ONAWAY	V’Lyndi Fisher
Debra Grice	Lori Thornton	Sherri Kosan		Amanda Nicholson
Tonya Hiller	David Tomaski	Diane Mushlock	Pamela Kolasa
Jill Hoffman	Rebecca Tomaski		Lynn Porter
Deanna Hudson	Joel VanSlembrouck		Kathleen Robbins
Kathleen Johnson	WendelinWhippo		Kathleen Wilson
Valerie Jones	Sherry Wichlacz
Betty Lewis	Maghan Youngs
Loretta Merchant

59.

CNB CORPORATION
DIRECTORS AND DIRECTORS EMERITI

DIRECTORS OF CNB CORPORATION &
CITIZENS NATIONAL BANK

VINCENT J. HILLESHEIM
Chairman
President, Anchor In Marina

STEVEN J. BAKER, D.V.M.
Retired, Indian River Veterinary Clinic

JAMES C. CONBOY, JR.
Retired, former President & Chief Executive Officer, CNB Corporation
Retired, former President & Chief Executive Officer, Citizens National Bank

SUSAN A. ENO
President & Chief Executive Officer, CNB Corporation
President & Chief Executive Officer, Citizens National Bank

KATHLEEN M. DARROW
President, Darrow Bros. Excavating, Inc.
Retired, formerly Group Sales & Special Events
Coordinator for the MackinacState Historic Parks

THOMAS J. ELLENBERGER
Vice President & Secretary
Albert Ellenberger Lumber Company

KATHLEEN A. LIEDER
Retired, Partner, Bodman LLP

R. JEFFERY SWADLING
Vice President, Ken’s Village Market

FRANCIS J. VANANTWERP, JR.
Vice President Durocher Marine Division
Kokosing Construction Company, Inc.

DIRECTORS EMERITI
LYLE MCKINLEY
THOMAS A. ELLENBERGER
 JOHN P. WARD

60.

CNB CORPORATION COMMON STOCK

CNB Corporation common stock is listed on the Over the Counter Bulletin Board and is traded under the symbol “CNBZ”.  The Company had 967 shareholders as of December 31, 2011.

SHAREHOLDER RELATIONS AND FORM 10-K AVAILABLE

Shareholders may obtain, without charge, a copy of Form 10-K or the 2011 Annual Reportby writing

Shareholder Relations
CNB Corporation
303 N. Main St. P.O. Box 10,
Cheboygan, Michigan49721.

The reports can also be downloaded from www.cnbismybank.com. Click on the shareholder relations link.

WEBSITE INFORMATION

The most current news releases and CNB Corporation financial reports and product information are available at our website, www.cnbismybank.com

ANNUAL MEETING

The Annual Meeting of Shareholders will be held on Tuesday, May 15, 2012 at the Knights of Columbus Hall,
9840 N. Straits Highway, Cheboygan, Michigan, 49721 at 7:00 p.m.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Plante & Moran, PLLC
Grand Rapids, Michigan

STOCK SALES & MARKET MAKERS

Stock sales will be handled by stockbrokers serving as market makers.  You may work with a broker of your choice.  Market information for CNB Corporation is identified on the Over the Counter (OTC) Bulletin Board website at www.otcbb.com.

TRANSFER AGENT

The transfer agent for CNB Corporation continues to be Citizens National Bank. Inquiries regarding a change of name, address or ownership of stock, as well as information on shareholder records, lost or stolen certificates should be directed to shareholder relations.

The following table presents the high and low selling prices of known transactions in common stock of the Company for each quarter of 2011 and 2010.

	2011			2010
			Cash			Cash
	Market Price		Dividends	Market Price		Dividends
Quarter	High	Low	Declared	High	Low	Declared
1st	$10.25	$8.50	$-	$10.25	$8.00	$-
2nd	8.84	8.00	-	10.50	8.80	-
3rd	10.00	7.60	-	11.00	9.00	-
4th	8.50	6.50	-	10.00	10.00	-

61.