Form 10-Q
period 2012-03-31
CNB CORP /MI/
filed 2012-05-15
CIK 779125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐                        No  ☒

As of May 10, 2012 there were 1,212,098 shares of the issuer’s common stock outstanding.

CNB CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
Cash and due from banks	$5,755	$5,446
Interest-bearing deposits with other financial institutions	18,186	10,095
Total cash and cash equivalents	23,941	15,541

Time Deposits with other financial institutions	14,054	14,173
Securities available for sale	74,076	79,086
Securities held to maturity (market value of $4,995 in 2012 and $5,121 in 2011)	4,578	4,653
Other securities	997	997
Loans, held for sale	2,602	1,810
Loans, net of allowance for loan losses of $3,804 in 2012 and $3,339 in 2011	113,293	115,094
Premises and equipment, net	5,160	5,209
Other assets	13,425	13,579

Total assets	$252,126	$250,142

LIABILITIES
Deposits
Noninterest-bearing	$54,056	$49,956
Interest-bearing	175,572	177,987
Total deposits	229,628	227,943
Other liabilities	4,414	4,181
Total liabilities	234,042	232,124

SHAREHOLDERS’ EQUITY
Common stock - $2.50 par value; 2,000,000 shares authorized; and 1,212,098 shares issued and outstanding in 2012 and 2011	3,030	3,030
Additional paid-in capital	19,499	19,499
Accumulated deficit	(3,465)	(3,830)
Accumulated other comprehensive loss, net of tax	(980)	(681)
Total shareholders’ equity	18,084	18,018

Total liabilities and shareholders’ equity	$252,126	$250,142

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

	Three months ended
	March 31,
	2012	2011
	(Unaudited)
INTEREST INCOME
Loans, including fees	$1,855	$1,938
Securities
Taxable	196	281
Tax exempt	86	129
Other interest income	55	57
Total interest income	2,192	2,405

INTEREST EXPENSE ON DEPOSITS	284	406

NET INTEREST INCOME	1,908	1,999

Provision for loan losses	710	300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,198	1,699

NONINTEREST INCOME
Service charges and fees	232	237
Net realized gains from sales of loans	160	27
Loan servicing fees, net of amortization	2	23
Gain on the sale of other real estate owned	400	—
Gain on the sale of securities	253	—
Other income	101	127
Total noninterest income	1,148	414

NONINTEREST EXPENSES
Salaries and employee benefits	1,017	962
Deferred compensation	70	64
Occupancy	230	264
Legal and professional	149	147
FDIC premiums	87	139
ORE losses and carrying costs	31	40
Other expenses	274	300
Total noninterest expense	1,858	1,916

INCOME BEFORE INCOME TAXES	488	197

Income tax expense	123	13

NET INCOME	$365	$184

Unrealized (losses) gains on available for sale securities, net of tax	(229)	128
Unrecognized pension (losses) gains, net of tax	(70)	—
Other comprehensive income, net of tax	(299)	128

TOTAL COMPREHENSIVE INCOME	$66	$312

Return on average assets (annualized)	0.59%	0.29%
Return on average equity (annualized)	7.97%	3.55%

Basic earnings per share	$0.30	$0.15
Diluted earnings per share	$0.30	$0.15

Dividends declared per share	$—	$—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

	Three months ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net Income	$365	$184
Adjustments to reconcile net income to net cash
from operating activities
Depreciation, amortization and accretion, net	(13)	130
Provision for loan losses	710	300
Loans originated for sale	(9,101)	(1,955)
Proceeds from sales of loans originated for sale	6,610	1,516
Gain on sales of investment securities	253	—
Gain on sales of loans	(160)	(27)
Proceeds from sales of other real estate owned properties	700	19
Gain on sales of other real estate owned properties	(400)	—
(Increase) decrease in deferred tax benefit	47	(67)
Decrease in other assets	10	4
Increase in other liabilities	127	9
Total adjustments	(1,217)	(71)
Net cash (used in) provided by operating activities	(852)	113

Cash flows from investing activities
Proceeds from sales of securities available for sale	11,880	—
Proceeds from maturities of securities available for sale	8,947	4,069
Purchase of securities available for sale	(16,317)	(12,692)
Proceeds from maturities of securities held to maturity	75	265
Proceeds from maturities of time deposits	1,017	878
Purchase of time deposits	(898)	(1,043)
Net change in portfolio loans	2,901	2,811
Premises and equipment expenditures	(38)	(16)
Net cash (used in) provided by investing activities	7,567	(5,728)

Cash flows from financing activities
Net increase in deposits	1,685	862
Net cash provided by financing activities	1,685	862

Net change in cash and cash equivalents	8,400	(4,753)

Cash and cash equivalents at beginning of year	15,541	22,553

Cash and cash equivalents at end of period	$23,941	$17,800

Cash paid during the period for:
Interest	$283	$405
Non-cash transactions:
Transfer from loans to other real estate owned	—	2,219

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

Note 1-Basis of Presentation

The consolidated financial statements for the three months ended March 31, 2012 and 2011 and the year ended December 31, 2011 include the accounts of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”). All significant intercompany accounts and transactions are eliminated in the consolidation process. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the CNB Corporation’s Form 10-K for the year ended December 31, 2011.

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

Note 2 – New Accounting Standards

None

Note 3 – Securities

The securities portfolio decreased $5.1 million since December 31, 2011. The available for sale portfolio decreased marginally to 93.0% of the investment portfolio at March 31, 2012 compared to 93.3% December 31, 2011.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

Available for Sale
March 31, 2012
U.S. Government and agency	$49,017	$106	$(36)
Mortgage-backed	6,106	34	(65)
Collateralized mortgage obligations	6,829	—	—
State and municipal	10,041	419	(5)
Corporate obligations	1,004	5	—
Auction rate securities	1,000	—	—
Preferred Shares	79	57	—
	$74,076	$621	$(106)

December 31, 2011
U.S. Government and agency	$52,915	$217	$(22)
Mortgage-backed	15,168	226	(45)
State and municipal	8,914	418	—
Corporate obligations	1,009	10	—
Auction rate securities	1,000	—	—
Preferred Shares	80	58	—
	$79,086	$929	$(67)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value

Held to Maturity
March 31, 2012
State and municipal	$4,578	$417	$—	$4,995

December 31, 2011
State and municipal	$4,653	$477	$(9)	$5,121

The carrying amount and fair value of securities by contractual maturity at March 31, 2012 are shown below, in thousands of dollars.

	Available for	Held to Maturity
	sale	Carrying	Fair
	Fair Value	Amount	Value

Due in one year or less	$20,489	$1,210	$1,215
Due from one to five years	36,408	1,576	1,697
Due from five to ten years	2,201	1,792	2,083
Due after ten years	964	—	—
Subtotal	60,062	4,578	4,995

Mortgage-backed securities	6,106	—	—
Collateralized mortgage obligations	6,829
Auction Rate Securities	1,000	—	—
Preferred Shares	79	—	—

	$74,076	$4,578	$4,995

Note 4 – Loans

The table below shows total loans outstanding by type, in thousands of dollars, at March 31, 2012 and December 31, 2011 and their percentages of the total loan portfolio. All loans are domestic.

	March 31, 2012		December 31, 2011
	Balance	% of total	Balance	% of total
Portfolio loans:
Residential real estate	$58,849	50.15%	$61,033	51.42%
Consumer	4,542	3.87%	5,124	4.32%
Commercial real estate	48,962	41.72%	48,110	40.54%
Commercial	4,994	4.26%	4,411	3.72%
Gross Loans	117,347	100.00%	118,678	100.00%
Deferred loan origination fees, net	(251)		(245)
Allowance for loan losses	(3,804)		(3,339)
Loans, net	$113,292		$115,094

The following schedule represents the aging analysis of past due loans by loan type reported (in thousands):

	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loan	Accruing Loans 90 Days or More Days Past Due
March 31, 2012
Commercial	$18	$—	$18	$4,976	$4,994	$—
Commercial Real Estate	172	—	172	48,790	48,962	—
Consumer	11	—	11	4,531	4,542	—
Residential	899	—	899	57,950	58,849	—
Total	$1,100	$—	$1,100	$116,247	$117,347	$—

December 31, 2011
Commercial	$90	$—	$90	$4,321	$4,411	$—
Commercial Real Estate	126	—	126	47,984	48,110	—
Consumer	1	—	1	5,123	5,124	—
Residential	844	—	844	60,189	61,033	—
Total	$1,061	$—	$1,061	$117,617	$118,678	$—

Asset Quality

The lending staff continues to be well-trained and experienced. During 2011 the Company experienced a continued decrease in the quality of its loan portfolio as a result of persisting deterioration of the Michigan economy and the results of recognizing and working out of problem commercial real estate credits. The Company maintains an acceptable level of asset quality as a result of actively managing delinquencies, nonperforming assets and potential loan problems. The Company performs an ongoing review of all large credits to watch for any deterioration in quality. Nonperforming assets are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans in (1) above); (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above); (4) and other real estate owned properties. The aggregate amount of nonperforming assets is shown in the table below.

	March 31,	December 31,
	2012	2011

Nonaccrual	$5,175	$1,979
Loans past due 90 days or more	—	—
Troubled debt restructurings	5,666	4,496
Other real estate owned	1,156	1,600
Total nonperforming assets	$11,997	$8,075

Percent of total assets	4.76%	3.23%

At March 31, 2012, total nonperforming assets increased by $3.9 million from December 31, 2011. The Bank is closely monitoring and managing nonperforming assets. Nonaccrual loans increased to $3.2 million and troubled debt restructurings increased $1.2 million since December 31, 2011. Offsetting the increase in nonaccrual loans and troubled debt restructurings was a decrease to other real estate owned. Other real estate owned decreased $444,000 from December 31, 2011 to March 31, 2012. Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest. Uncertainty in the local economic conditions continues to contribute to the weakness in credit quality.

Because of the continuing efforts to identify and analyze the overall amount of credit risk in the Company’s loan portfolio, the Company expects the level of non-performing assets to remain at current levels throughout the remainder of 2012. The Bank believes it is adequately reserved on these loans.

Detail of the loans on nonaccrual status by loan type is presented in the table below:

	March 31,	December 31,
	2012	2011
	(In thousands)
Commercial	$12	$22
Commercial real estate	4,949	1,876
Consumer	—	—
Residential	213	81
Total	$5,174	$1,979

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

The following table presents the recorded investment of loans in the commercial loan portfolio by risk rating categories:

	Commercial		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
	(In thousands)
1 - 3	$4,910	$4,214	$38,005	$36,665
4	21	30	1,576	2,633
5	53	156	8,581	8,569
6	10	11	800	243
7	—	—	—	—
Total	$4,994	$4,411	$48,962	$48,110

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

	Residential
	March 31,	December 31,
	2012	2011
	(In thousands)
Grade:
Pass	$58,288	$60,671
Special mention	—	—
Substandard	561	362
Total	$58,849	$61,033

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

	Consumer
	March 31,	December 31,
	2012	2011
	(In thousands)
Performing	$4,542	$5,124
Nonperforming	—	—
Total	$4,542	$5,124

There were thirty-five loans in the loan portfolio that were considered impaired as of March 31, 2012. Twenty-three of the thirty-five loans considered impaired have a valuation allowance against probable losses. There were thirty-one loans that were considered impaired as of year-end 2011. Fifteen of the thirty-one loans considered impaired had a valuation allowance against probable losses.

Impaired loans are presented in the table below (in thousands):

	Unpaid Contractual Principal Balance	Loans With No Allowance	Loans With Allowance	Total Impaired Loans	Related Allowance	Average Impaired Loan Balance	Interest Income Recognized
March 31, 2012
Commercial	$86	$2	$37	$39	$12	$74	$1
Commercial Real Estate	7,181	2,001	5,180	7,181	1,885	6,432	35
Residential	1,106	286	804	1,090	106	922	11

Total	$8,373	$2,289	$6,021	$8,310	$2,003	$7,428	$47

December 31, 2011
Commercial	$176	$—	$108	$108	$82	$249	$1
Commercial Real Estate	5,683	3,271	2,412	5,683	952	4,094	79
Residential	786	266	487	753	47	411	21

Total	$6,645	$3,537	$3,007	$6,544	$1,081	$4,754	$101

Impaired loans are evaluated individually for impairment. All other loans are evaluated collectively for impairment.

Note 5 – Allowance for Loan Losses

The following schedule presents, by loan type, the changes in the allowance for the period ending March 31 and details regarding the balance in the allowance and the recorded investment in loans at March 31 by impairment evaluation method (in thousands).

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
For the three months ended March 31, 2012
Allowance for credit losses:

Beginning balance	$158	$2,793	$35	$195	$158	$3,339
Charge-offs	(5)	(240)	(5)	(35)	—	$(285)
Recoveries	—	26	4	10	—	$40
Provision	107	652	(2)	71	(118)	710
Ending Balance	$260	$3,231	$32	$241	$40	$3,804

Ending balance: individually evaluated for impairment	$12	$1,885	$—	$106	$—	$2,003

Ending balance: collectively evaluated for impairment	$248	$1,346	$32	$135	$40	$1,801

For the three months ended March 31, 2011
Allowance for credit losses:

Beginning balance	$43	$2,000	$107	$186	$18	$2,354
Charge-offs	—	(840)	(7)	(2)	—	$(849)
Recoveries	—	32	7	1	—	$40
Provision	16	95	(19)	38	170	300
Ending Balance	$59	$1,287	$88	$223	$188	$1,845

Ending balance: individually evaluated for impairment	$—	$965	$—	$15	$—	$980

Ending balance: collectively evaluated for impairment	$59	$322	$88	$208	$188	$865

Note 6 – Fair Value Measurements

The following tables present information about the Company’s assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
March 31, 2012
Investment securities-available-for-sale:
U.S. Government and agency	$—	$49,017	$—	$49,017
Mortgage-backed	—	6,106	—	6,106
Collateralized mortgage obligations	—	6,829	—	6,829
State and municipal	—	—	10,041	10,041
Corporate Obligations	—	1,004	—	1,004
Auction rate securities	—	—	1,000	1,000
Preferred Shares	—	79	—	79
	$—	$63,035	$11,041	$74,076

December 31, 2011
Investment securities-available-for-sale:
U.S. Government and agency	$—	$52,915	$—	$52,915
Mortgage-backed	—	15,168	—	15,168
State and municipal	—	—	8,914	8,914
Corporate Obligations	—	1,009	—	1,009
Auction rate securities	—	—	1,000	1,000
Preferred Shares	—	80	—	80
	$—	$69,172	$9,914	$79,086

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(dollars in thousands)

	Investment securities available-for-sale:
	2012	2011
Balance at January 1,	$9,914	$11,527
Total realized and unrealized gains (losses) included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	(4)	44
Net purchases, sales, calls and maturities	1,131	(186)
Net transfers in/out of Level 3	—	—
Balance at March 31,	$11,041	$11,385

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

Assets Measured at Fair Value on a Nonrecurring Basis

(dollars in thousands)

	Balance	Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
March 31, 2012
Impaired loans	$13	—	—	$13
Other real estate owned	1,080	—	—	1,080

December 31, 2011
Impaired loans	$25	—	—	$25
Other real estate owned	1,515	—	—	1,515

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on using management’s best estimate of key assumptions. These assumptions include future payment ability and estimated realizable values of available collateral (typically based on outside appraisals). The impaired loan losses for the period ending March 31, 2012 and December 31, 2011 represents charge-offs of loan balances written down through the allowance for loan losses. The other real estate owned losses for the period ending March 31, 2012 and December 31, 2011 represents balances written down through the income statement.

Note 7 – Fair Value of Financial Instruments

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert expected future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Siginificant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012	(In thousands)
Assets
Cash and cash equivalents	$23,941	$23,941	$23,941	$—	$—
Time Deposits with other financial institutions	14,054	14,262	—	14,262	—
Securities available for sale	74,076	74,076	—	63,035	11,041
Securities held to maturity	4,578	4,995	—	—	4,995
Other securities	997	997	997	—	—
Loans held for sale	2,602	2,633	—	2,633	—
Loans, net	113,293	114,838	—	—	114,838
Accrued interest receivable on loans	466	466	—	—	466
Liabilities
Deposits:
Noninterest-bearing	$(54,056)	$(54,056)	$(54,056)	$(54,056)	$—
Interest bearing	(175,572)	(175,975)	(175,975)	(175,975)	—
Accrued interest payable on deposits	(36)	(36)	—	—	(36)

December 31, 2011
Assets
Cash and cash equivalents	$15,541	$15,541	$15,541	$—	$—
Time Deposits with other financial institutions	14,173	13,952	—	13,952	—
Securities available for sale	79,086	79,086		69,172	9,914
Securities held to maturity	4,653	5,121	—	—	5,121
Other securities	997	997	997	—	—
Loans held for sale	1,810	1,833	—	1,833	—
Loans, net	115,094	116,918	—	—	116,918
Accrued interest receivable on loans	432	432	—	—	432
Liabilities
Deposits:
Noninterest-bearing	$(49,956)	$(49,956)	$(49,956)	$(49,956)	$—
Interest bearing	(177,987)	(178,407)	(178,407)	(178,407)	—
Accrued interest payable on deposits	(35)	(35)	—	—	(35)

Note 8 - Stock Options

The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended March 31, 2012 and 2011.

Due to the plan end date, there are no options available for grant as of March 31, 2012 and 2011.

Information about options outstanding and options exercisable follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value

Balance at January 1, 2012	4,462	$48.57
Options exercised	—	—
Options expired	—	—
Options forfeited	—	—
Balance at March 31, 2012	4,462	$48.57	1.7 years	$—

Exercisable at March 31, 2012	4,462	$48.57

There were no options exercised during the three months ended March 31, 2012 and 2011 therefore the aggregate intrinsic value of options exercised was $0 for both periods. There were no shares vested for the same periods. Also, there was no cash received or tax benefits realized from option exercises during the same periods

There have been no significant changes in the Company’s critical accounting policies since December 31, 2011.

Note 9 - Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three month period ending March 31, 2012 and 2011 the weighted average shares outstanding in calculating basic and diluted earnings per share was 1,212,098. As of March 31, 2012 all of the 4,462 outstanding share options were not considered in the earnings per share calculation because they were antidilutive.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) for the three month period ending March 31, 2012.

Critical Accounting Policies

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in fact and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities. The Company’s critical accounting policies are described in the Management Discussion and Analysis section of its 2011 Annual Report.

Financial Condition

As of March 31, 2012 total assets of the company were $252.1 million which represented an increase of $2.0 million or 0.79% from December 31, 2011 assets of $250.1 million. The Company recognized a decrease in the loan portfolio of $1.3 million or 1.1% while deposits increased $1.7 million.

Loans

Net portfolio loans at March 31, 2012 decreased $1.8 million from December 31, 2011. During the first three months of 2012 and over the most recent twelve months total loans has decreased as a result of slowing loan demand, charge-offs and the Company’s effective use of loan sales and servicing to mitigate interest rate risk. The Company generally sells its fixed long-term mortgages on the secondary market. Since December 31, 2011 commercial real estate mortgages have increased $852,000 while consumer mortgages have decreased $2.2 million. The Company is beginning to see new loan demand and overall total loan growth is expected in 2012.

A quarterly review of loan concentrations at March 31, 2012 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 14.9% of total loans.

Allowance and Provision for Loan Losses

The following is a summary of transactions in the allowance for loan losses for the three month period ending March 31, in thousands of dollars:

	2012	2011

Beginning balance	$3,339	$2,354
Provision for loan losses	710	300
Charge-offs	(285)	(849)
Recoveries	40	40
Ending balance	$3,804	$1,845

Management continually monitors its allowance for loan losses and as a result of this monitoring process recorded a loan loss provision of $710,000 for the first three months of 2012 compared to the prior year amount of $300,000 in the first three months of 2011. The amount of provisions for loan losses recognized by the Company is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.

Deposits

As of March 31, 2012 total deposits increased $1.7 million from December 31, 2011. Accompanying the increase was a shift in the deposit mix since December 31, 2011. Noninterest-bearing deposits increased $4.1 million or 8.2% while interest-bearing deposits decreased $2.4 million or 1.4% for the three months ended March 31, 2012.

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

The Company’s balances of cash and cash equivalents increased $8.4 million or 54.1%. During the three month period ending March 31, 2012, $1.1 million in cash was used in operating activities. Investing activities provided $7.8 million during the three months ended March 31, 2012 and financing activities provided $1.7 million.

As of March 31, 2012, the Company had no federal funds sold, $18.2 million in interest-bearing deposits with other financial institutions, $74.1 million in securities available for sale and $1.2 million in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 40.7% of total deposits as of March 31, 2012.

Total equity of the Company at March 31, 2012 was $18.1 million compared to $18.0 million at December 31, 2011. The increase in equity for the three months ended March 31, 2012 includes an increase in retained earnings from net income and a decrease in the accumulated deficit. This was offset by a marginal decrease in net changes related to accumulated other comprehensive loss.

RESULTS OF OPERATIONS

CNB Corporation’s 2012 net income for the first three months was $365,000, an increase of $181,000 compared to 2011 results. This increase in net income can be attributed for the most part to gains on the sales of other real estate owned and investment securities. Net interest income decreased compared to the same three month period last year due in part to the elevated level of nonaccrual loans and the decreased loan volume. This decrease in net interest income can also be attributed to the current rate environment. While deposit rates have reached near minimum levels, loans and investments continue to reprice at lower levels. Basic and diluted earnings per share were $0.30 for 2012 compared to $0.15 for 2011. The return on assets was .59% for the first three months of the year versus .29% for the same period in 2011. The return on equity was 7.97% compared to 3.55% for the same period last year.

For the first three months of 2012, net interest income was $1.9 million representing a decrease of 4.6% from the same period in 2011. The fully taxable equivalent net interest margin decreased to 3.42% for the three month period ending March 31, 2012 compared to 3.53% for the same period ending March 31, 2011. This change can be attributable to the same reasons noted above. The decreasing interest rate environment and nonaccrual loans continue to cause a decrease in interest income on earning assets.

Management continually reviews changes in the loan portfolio composition and asset quality. A provision expense of $710,000 was recorded in the first three months in 2012 and $300,000 in the first three months in 2011. It is management’s belief that asset quality is stabilizing.

Noninterest income for the three months ending March 31, 2012 was $1.1 million, an increase of $734,000 from the same period last year. The increase in noninterest income over the same period last year was due for the most part to a $400,000 gain on the sale of other real estate owned and a $253,000 gain on the sale of investment securities. Also contributing to the increased level of noninterest income were increased gains from the sales of loans due to increase refinancing activity. Offsetting the increased gains from the sales of loans was a decrease in income from loan servicing fees from $23,000 for the three months ended March 31, 2011 to $2,000 for the same period in 2012.

Noninterest expense for the first three months of 2012 was $1.9 million; a decrease of 3.0% from the same period last year. The Bank’s FDIC premiums decreased for the first three months of 2012 compared to the same period last year. In 2010 the FDIC announced a change to the FDIC assessment calculation to base premiums on Bank assets rather than Bank deposits. Along with that change was a decrease in the assessment rates. The change was effective for the 2nd quarter of 2011. The Company continues to monitor and control expenses at all levels.

The provision for federal income tax was 25.2% of pretax income for the three months ended March 31, 2012 as compared to 6.6% for the same period in 2011. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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

Management believes that there has been no significant changes to the interest rate sensitivity since the presentation in the December 31, 2011 Management Discussion and Analysis appearing in the December 31, 2011 10K.

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

Management of CNB Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The December 31, 2011 annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the annual report.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

b.)   Reports on Form 8-K

A Current Report on Form 8-K was filed on March 9, 2012 updating shareholders of the Bank’s financial relationship with Cheboygan Memorial Hospital following the hospital’s bankruptcy filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)

Date: May 10, 2012	/s/ Susan A. Eno
Susan A. Eno
President and Chief Executive Officer

Date: May 10, 2012	/s/ Douglas W. Damm
Douglas W. Damm
Executive Vice President

EXHIBIT INDEX

Number	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of he Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema Document
101	CAL XBRL Taxonomy Extension Calculation Document
101	DEF XBRL Taxonomy Extension Definition Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Document

