Form 10-Q
period 2012-06-30
CNB CORP /MI/
filed 2012-08-14
CIK 779125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012 there were 1,212,098 shares of the issuer’s common stock outstanding.

CNB CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (CONDENSED)

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$4,056	$5,446
Interest-bearing deposits with other financial institutions	14,099	10,095
Total cash and cash equivalents	18,155	15,541

Time Deposits with other financial institutions	14,469	14,173
Securities available for sale	82,156	79,086
Securities held to maturity (market value of $4,456 in 2012 and $5,121 in 2011)	4,030	4,653
Other securities	997	997
Loans, held for sale	1,273	1,810
Loans, net of allowance for loan losses of $3,978 in 2012 and $3,339 in 2011	112,924	115,094
Premises and equipment, net	5,307	5,209
Other assets	12,915	13,579

Total assets	$252,226	$250,142

LIABILITIES
Deposits
Noninterest-bearing	$54,713	$49,956
Interest-bearing	174,664	177,987
Total deposits	229,377	227,943
Other liabilities	4,394	4,181
Total liabilities	233,771	232,124

SHAREHOLDERS’ EQUITY
Common stock - $2.50 par value; 2,000,000 shares authorized; and 1,212,098 shares issued and outstanding in 2012 and 2011	3,030	3,030
Additional paid-in capital	19,499	19,499
Accumulated deficit	(3,153)	(3,830)
Accumulated other comprehensive loss, net of tax	(921)	(681)
Total shareholders’ equity	18,455	18,018

Total liabilities and shareholders’ equity	$252,226	$250,142

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
INTEREST INCOME
Loans, including fees	$1,782	$1,946	$3,637	$3,884
Securities
Taxable	189	268	385	549
Tax exempt	83	117	169	246
Other interest income	53	49	108	106
Total interest income	2,107	2,380	4,299	4,785
INTEREST EXPENSE ON DEPOSITS	271	386	555	792

NET INTEREST INCOME	1,836	1,994	3,744	3,993

Provision for loan losses	150	400	860	700

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,686	1,594	2,884	3,293

NONINTEREST INCOME
Service charges and fees	256	261	488	498
Net realized gains from sales of loans	178	40	338	67
Loan servicing fees, net of amortization	(10)	23	(8)	46
Gains on the sale of other real estate owned	—	—	400	23
Gain on the sale of investment securities	21	—	274	—
Other income	109	147	210	251
Total noninterest income	554	471	1,702	885

NONINTEREST EXPENSES
Salaries and employee benefits	1,033	1,004	2,050	1,966
Deferred compensation	70	63	140	127
Occupancy	238	238	468	502
Legal and professional	156	201	305	348
FDIC Premiums	90	80	177	219
ORE losses and carrying costs	(41)	164	(10)	204
Other expenses	284	263	558	563
Total noninterest expense	1,830	2,013	3,688	3,929

INCOME BEFORE INCOME TAXES	410	52	898	249

Income tax expense (benefit)	98	(46)	221	(33)

NET INCOME	$312	$98	$677	$282

Unrealized (losses) gains on available for sale	74	250	12	378
Reclassification of realized gains, net of tax	(14)	—	(181)	—
Unrecognized pension (losses) gains, net of tax	—	—	(70)	—
Other comprehensive income, net of tax	60	250	(239)	378

TOTAL COMPREHENSIVE INCOME	$372	$348	$438	$660

Return on average assets (annualized)	0.51%	0.16%	0.55%	0.22%
Return on average equity (annualized)	6.83%	1.86%	7.40%	2.70%

Basic earnings per share	$0.26	$0.08	$0.56	$0.23
Diluted earnings per share	$0.26	$0.08	$0.56	$0.23

Dividends declared per share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands).

	Six months ended June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net Income	$677	$282
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and accretion, net	112	340
Provision for loan losses	860	700
Loans originated for sale	(15,859)	(4,461)
Proceeds from sales of loans originated for sale	14,815	3,584
Gain on sales of investment securities	(274)	—
Gain on sales of loans	(338)	(67)
Proceeds from sales of other real estate owned properties	944	—
Gain on sales of other real estate owned properties	(400)	(23)
Other real estate owned writedowns/losses	30	142
(Increase) decrease in deferred tax benefit	16	(195)
Decrease in other assets	307	895
Increase in other liabilities	105	62
Total adjustments	318	977
Net cash provided by operating activities	995	1,259

Cash flows from investing activities
Proceeds from sales of securities available for sale	12,407	—
Proceeds from maturities of securities available for sale	22,430	12,682
Purchase of securities available for sale	(37,820)	(16,712)
Proceeds from maturities of securities held to maturity	1,123	1,326
Purchase of securities held to maturity	(500)	—
Proceeds from sales of other securities	—	2
Proceeds from maturities of time deposits	2,002	1,812
Purchase of time deposits	(2,298)	(1,993)
Net change in portfolio loans	3,120	1,610
Premises and equipment expenditures	(279)	(50)
Net cash (used in) provided by investing activities	185	(1,323)

Cash flows from financing activities
Net increase(decrease) in deposits	1,434	(7,565)
Net cash (used in) provided by financing activities	1,434	(7,565)

Net change in cash and cash equivalents	2,614	(7,629)

Cash and cash equivalents at beginning of year	15,541	22,553

Cash and cash equivalents at end of period	$18,155	$14,924

Cash paid during the period for:
Interest	$558	$805
Non-cash transactions:
Transfer from loans to other real estate owned	—	2,905

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

Note 1 – Basis of Presentation

The consolidated financial statements for the three and six months ended June 30, 2012 and 2011 and the year ended December 31, 2011 include the accounts of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”). All significant intercompany accounts and transactions are eliminated in the consolidation process. The statements have been prepared by management without an audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to the consolidated financial statements included in the CNB Corporation’s Form 10-K for the year ended December 31, 2011.

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

Note 2 – New Accounting Standards

None

Note 3 – Securities

The securities portfolio increased $2.4 million since December 31, 2011. The available for sale portfolio increased marginally to 94.2% of the investment portfolio at June 30, 2012 compared to 93.3% December 31, 2011.

The fair values and related unrealized gains and losses for securities available for sale were as follows, in thousands of dollars:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Available for Sale
June 30, 2012
U.S. Government and agency	$52,675	$158	$(9)
Mortgage-backed securities	5,723	40	(81)
Collateralized mortgage obligations	10,680	20	(3)
State and municipal	11,982	413	(7)
Auction rate securities	1,000	—	—
Preferred Shares	96	74	—
	$82,156	$705	$(100)

December 31, 2011
U.S. Government and agency	$52,915	$217	$(22)
Mortgage-backed securities	15,168	226	(45)
State and municipal	8,914	418	—
Corporate obligations	1,009	10	—
Auction rate securities	1,000	—	—
Preferred Shares	80	58	—
	$79,086	$929	$(67)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows, in thousand of dollars:

		Gross	Gross
	Carrying	Unrecognize	Unrecognize	Fair
	Amount	Gains	Losses	Value
Held to Maturity
June 30, 2012
State and municipal	$4,030	$426	$—	$4,456

December 31, 2011
State and municipal	$4,653	$477	$(9)	$5,121

The carrying amount and fair value of securities by contractual maturity at June 30, 2012 are shown below, in thousands of dollars.

	Available for sale	Held to Maturity
	Fair	Carrying	Fair
	Value	Amount	Value
Due in one year or less	$9,998	$711	$716
Due from one to five years	51,427	1,798	1,940
Due from five to ten years	2,408	1,521	1,800
Due after ten years	824	—	—
Subtotal	64,657	4,030	4,456

Mortgage-backed securities	5,723	—	—
Collateralized mortgage obligations	10,680
Auction Rate Securities	1,000	—	—
Preferred Shares	96	—	—
	$82,156	$4,030	$4,456

Note 4 – Loans

The table below shows total loans outstanding by type, in thousands of dollars, at June 30, 2012 and December 31, 2011 and their percentages of the total loan portfolio. All loans are domestic.

	June 30, 2012		December 31, 2011
	Balance	% of total	Balance	% of total
Portfolio loans:
Residential real estate	$57,516	49.09%	$61,033	51.42%
Consumer	4,978	4.25%	5,124	4.32%
Commercial real estate	49,763	42.47%	48,110	40.54%
Commercial	4,907	4.19%	4,411	3.72%
Gross Loans	117,164	100.00%	118,678	100.00%
Deferred loan origination fees, net	(262)		(245)
Allowance for loan losses	(3,978)		(3,339)
Loans, net	$112,924		$115,094

The following schedule represents the aging analysis of past due loans by loan type reported (in thousands):

	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loan	Accruing Loans 90 Days or More Days Past Due
June 30, 2012
Commercial	$—	$—	$—	$4,907	$4,907	$—
Commercial Real Estate	1,575	—	1,575	48,188	49,763	—
Consumer	7	4	11	4,967	4,978	4
Residential	662	82	744	56,772	57,516	82
Total	$2,244	$86	$2,330	$114,834	$117,164	$86

December 31, 2011
Commercial	$90	$—	$90	$4,321	$4,411	$—
Commercial Real Estate	126	—	126	47,984	48,110	—
Consumer	1	—	1	5,123	5,124	—
Residential	844	—	844	60,189	61,033	—
Total	$1,061	$—	$1,061	$117,617	$118,678	$—

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

	June 30,	December 31,
	2012	2011

Nonaccrual	$5,058	$1,979
Loans past due 90 days or more	86	—
Troubled debt restructurings	3,595	4,496
Other real estate owned	1,026	1,600
Total nonperforming assets	$9,765	$8,075

Percent of total assets	3.87%	3.23%

At June 30, 2012, total nonperforming assets increased by $1.7 million from December 31, 2011. The Bank is closely monitoring and managing nonperforming assets. Nonaccrual loans increased to $5.1 million. Offsetting the increase in nonaccrual loans were decreases in troubled debt restructurings and other real estate owned. Troubled debt restructurings decreased $901,000 while other real estate owned decreased $574,000 from December 31, 2011 to June 30, 2012. Loans past due 90 days and still accruing are loans that management considers to be collectable including accrued interest. Uncertainty in the local economic conditions continues to contribute to the weakness in credit quality.

The Company is in the process of addressing and resolving asset quality issues in the loan portfolio of the Bank. Due to the time involved in this process the Company expects the level of non-performing assets to remain at current levels throughout the remainder of 2012. The Bank believes it is adequately reserved on these loans.

Detail of the loans on nonaccrual status by loan type is presented in the table below:

	June 30,	December 31,
	2012	2011
	(In thousands)
Commercial	$9	$22
Commercial real estate	4,840	1,876
Consumer	—	—
Residential	209	81
Total	$5,058	$1,979

Detail of the troubled debt restructuring activity is presented in the table below:

As of June 30, 2012 and December 31, 2011

	Troubled Debt Restructurings
	June 30, 2012			December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial Real Estate	6	$1,164	$1,164	11	$4,675	$4,675
Consumer	—	$—	$—	—	$—	$—
Residential	2	$299	$299	5	$530	$530

As of June 30, 2012 and December 31, 2011

Troubled Debt Restructurings That Subsequently Defaulted
	June 30, 2012			December 31, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	—	$—	—	$—
Commercial Real Estate	—	$—	1	$135
Consumer	—	$—	—	$—
Residential	—	$—	—	$—

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

The following table presents the recorded investment of loans in the commercial loan portfolio by risk rating categories:

	Commercial		Commercial Real Estate
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
	(In thousands)
1 - 3	$4,832	$4,214	$38,931	$36,665
4	19	30	1,562	2,633
5	47	156	8,470	8,569
6	9	11	800	243
7	—	—	—	—
Total	$4,907	$4,411	$49,763	$48,110

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

	Residential
	June 30,	December 31,
	2012	2011
	(In thousands)
Grade:
Pass	$56,977	$60,671
Special mention	—	—
Substandard	539	362
Total	$57,516	$61,033

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

	Consumer
	June 30,	December 31,
	2012	2011
	(In thousands)
Performing	$4,974	$5,124
Nonperforming	4	—
Total	$4,978	$5,124

There were thirty-five loans in the loan portfolio that were considered impaired as of June 30, 2012. Twenty-three of the thirty-five loans considered impaired have a valuation allowance against probable losses. There were thirty-one loans that were considered impaired as of year-end 2011. Fifteen of the thirty-one loans considered impaired had a valuation allowance against probable losses.

Impaired loans are presented in the table below (in thousands):

	Unpaid Contractual Principal Balance	Loans With No Allowance	Loans With Allowance	Total Impaired Loans	Related Allowance	Average Impaired Loan Balance	Interest Income Recognized
June 30, 2012
Commercial	$68	$—	$35	$35	$10	$61	$1
Commercial Real Estate	7,061	1,985	5,076	7,061	1,906	5,980	55
Residential	1,126	280	830	1,110	133	891	14
Total	$8,255	$2,265	$5,941	$8,206	$2,049	$6,932	$70

December 31, 2011
Commercial	$176	$—	$108	$108	$82	$249	$1
Commercial Real Estate	5,683	3,271	2,412	5,683	952	4,094	79
Residential	786	266	487	753	47	411	21
Total	$6,645	$3,537	$3,007	$6,544	$1,081	$4,754	$101

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

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
For the six months ended June 30, 2012 Allowance for credit losses:

Beginning balance	$158	$2,793	$35	$195	$158	$3,339
Charge-offs	(5)	(240)	(16)	(35)	—	$(296)
Recoveries	13	41	8	13	—	$75
Provision	94	673	12	79	2	860
Ending Balance	$260	$3,267	$39	$252	$160	$3,978

Ending balance: individually evaluated for impairment	$10	$1,906	$—	$133	$—	$2,049

Ending balance: collectively evaluated for impairment	$250	$1,361	$39	$119	$160	$1,929

For the six months ended June 30, 2011 Allowance for credit losses:

Beginning balance	$43	$2,000	$107	$186	$18	$2,354
Charge-offs	—	(1,009)	(50)	(71)	—	$(1,130)
Recoveries	—	126	12	28	—	$166
Provision	49	558	8	37	48	700
Ending Balance	$92	$1,675	$77	$180	$66	$2,090

Ending balance: individually evaluated for impairment	$77	$606	$—	$33	$—	$716

Ending balance: collectively evaluated for impairment	$15	$1,069	$77	$147	$66	$1,374

Note 6 – Fair Value Measurements

The following tables present information about the Company’s assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
June 30, 2012
Investment securities-available-for-sale:
U.S. Government and agency	$—	$52,675	$—	$52,675
Mortgage-backed	—	5,723	—	5,723
Collateralized mortgage obligations	—	10,680	—	10,680
State and municipal	—	—	11,982	11,982
Auction rate securities	—	—	1,000	1,000
Preferred Shares	—	96	—	96
	$—	$69,174	$12,982	$82,156

December 31, 2011
Investment securities-available-for-sale:
U.S. Government and agency	$—	$52,915	$—	$52,915
Mortgage-backed	—	15,168	—	15,168
State and municipal	—	—	8,914	8,914
Corporate Obligations	—	1,009	—	1,009
Auction rate securities	—	—	1,000	1,000
Preferred Shares	—	80	—	80
	$—	$69,172	$9,914	$79,086

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

	Investment securities available-for-sale:
	2012	2011
Balance at January 1,	$9,914	$11,527
Total realized and unrealized gains (losses) included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	(11)	108
Net purchases, sales, calls and maturities	3,079	(891)
Net transfers in/out of Level 3	—	—
Balance at June 30,	$12,982	$10,744

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

Assets Measured at Fair Value on a Nonrecurring Basis
(dollars in thousands)

	Balance	Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period
Assets
June 30, 2012
Impaired loans	$10	—	—	$10	$—
Other real estate owned	950	—	—	950	—

December 31, 2011
Impaired loans	$25	—	—	$25	$(16)
Other real estate owned	1,515	—	—	1,515	(1,006)
Held to maturity securities	—	—	—	—	(2,011)

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on using management’s best estimate of key assumptions. These assumptions include future payment ability and estimated realizable values of available collateral (typically based on outside appraisals). The impaired loan losses for the period ending December 31, 2011 represent charge-offs of loan balances written down through the allowance for loan losses. The other real estate owned losses for the period ending December 31, 2011 represent balances written down through the income statement.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Siginificant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Assets
Cash and cash equivalents	$18,155	$18,155	$18,155	$—		$—
Time Deposits with other financial institutions	14,469	14,262	—	14,262		—
Securities available for sale	82,156	82,156	—	69,174		12,982
Securities held to maturity	4,030	4,456	—	—		4,456
Other securities	997	997	—	997	—
Loans held for sale	1,273	1,297	—	1,297		—
Loans, net	112,924	114,402	—	—		114,402
Accrued interest receivable on loans	483	483	—	483		—
Liabilities
Deposits:
Noninterest-bearing	$(54,713)	$(54,753)	$(54,753)	$—		$—
Interest bearing	(174,664)	(175,028)	(175,028)	—		—
Accrued interest payable on deposits	(32)	(32)	—	(32)		—

December 31, 2011
Assets
Cash and cash equivalents	$15,541	$15,541	$15,541	$—		$—
Time Deposits with other financial institutions	14,173	13,952	—	13,952		—
Securities available for sale	79,086	79,086		69,172		9,914
Securities held to maturity	4,653	5,121	—	—		5,121
Other securities	997	997	—	997		—
Loans held for sale	1,810	1,833	—	1,833		—
Loans, net	115,094	116,918	—	—		116,918
Accrued interest receivable on loans	432	432	—	432		—
Liabilities
Deposits:
Noninterest-bearing	$(49,956)	$(49,956)	$(49,956)	$—		$—
Interest bearing	(177,987)	(178,407)	(178,407)	—		—
Accrued interest payable on deposits	(35)	(35)	—	(35)		—

Note 8 – Stock Options

The Company adopted a stock option plan in May 1996 under which the stock options may be issued at market prices to employees. The plan states that no grant or award shall be made under the plan more than ten years from the date of adoption of the plan and therefore the plan ended in 2006. Stock options were used to reward certain officers and provide them with an additional equity interest. Options were issued for 10 year periods and have varying vesting schedules. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. The Company has a policy of issuing new shares to satisfy option exercises. There were no modification of awards during the periods ended June 30, 2012 and 2011.

Due to the plan end date, there are no options available for grant as of June 30, 2012 and 2011.

Information about options outstanding and options exercisable follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2012	4,462	$48.57
Options exercised	—	—
Options expired	—	—
Options forfeited	—	—
Balance at June 30, 2012	4,462	$48.57	1.5 years	$—

Exercisable at June 30, 2012	4,462	$48.57

There were no options exercised during the six months ended June 30, 2012 and 2011 therefore the aggregate intrinsic value of options exercised was $0 for both periods. There were no shares vested for the same periods. Also, there was no cash received or tax benefits realized from option exercises during the same periods.

Note 9 – Earnings Per Share

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and six month periods ending June 30, 2012 and 2011 the weighted average shares outstanding in calculating basic and diluted earnings per share was 1,212,098. As of June 30, 2012 all of the 4,462 outstanding share options were not considered in the earnings per share calculation because they were antidilutive. As of June 30, 2011 there were 10,231 options not considered in the three and six month earnings per share calculations because they were antidilutive.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of CNB Corporation (“Company”) and its wholly owned subsidiary, Citizens National Bank of Cheboygan (“Bank”) for the three and six month periods ending June 30, 2012.

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

Financial Condition

As of June 30, 2012 total assets of the company were $252.2 million which represented an increase of $2.1 million or 0.83% from December 31, 2011 assets of $250.1 million. The Company recognized a decrease in the loan portfolio of $2.2 million or 1.9% while deposits increased $1.4 million.

Loans

Net portfolio loans at June 30, 2012 decreased $2.2 million from December 31, 2011. During the first six months of 2012 and over the most recent twelve months total loans has decreased as a result of slowing loan demand, charge-offs and the Company’s effective use of loan sales and servicing to mitigate interest rate risk. The Company generally sells its fixed long-term mortgages on the secondary market. Since December 31, 2011 commercial real estate mortgages have increased $1.7 million while consumer mortgages have decreased $3.5 million. The Company is beginning to see new loan demand and overall total loan growth is expected starting in 2013.

A quarterly review of loan concentrations at June 30, 2012 indicates the pattern of loans in the portfolio has not changed significantly. There is no individual industry with more than a 10% concentration. However, all tourism related businesses, when combined, total 15.3% of total loans.

Allowance and Provision for Loan Losses

The following is a summary of transactions in the allowance for loan losses for the three month period ending June 30, in thousands of dollars:

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2012	2011	2012	2011

Beginning balance	$3,804	$1,845	$3,339	$2,354
Provision for loan losses	150	400	860	700
Charge-offs	(11)	(280)	(296)	(1,130)
Recoveries	35	125	75	166
Ending balance	$3,978	$2,090	$3,978	$2,090

Management continually monitors its allowance for loan losses and as a result of this monitoring process recorded a loan loss provision of $860,000 for the first six months of 2012 compared to the prior year amount of $700,000 in the first six months of 2011. The amount of provisions for loan losses recognized by the Company is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.

Deposits

As of June 30, 2012 total deposits increased $1.4 million from December 31, 2011. Accompanying the increase was a shift in the deposit mix since December 31, 2011. Noninterest-bearing deposits increased $4.8 million or 9.5% while interest-bearing deposits decreased $3.3 million or 1.9% for the six months ended June 30, 2012.

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

The Company’s balances of cash and cash equivalents increased $2.6 million or 16.8%. During the six month period ending June 30, 2012, $995,000 in cash was provided by operating activities. Investing activities provided $185,000 during the six months ended June 30, 2012 and financing activities provided $1.4 million.

As of June 30, 2012, the Company had no federal funds sold, $14.1 million in interest-bearing deposits with other financial institutions, $82.2 million in securities available for sale and $711,000 in held to maturity securities maturing within one year. These sources of liquidity are supplemented by new deposits and loan payments received by customers. These short-term assets represent 42.3% of total deposits as of June 30, 2012.

Total equity of the Company at June 30, 2012 was $18.5 million compared to $18.0 million at December 31, 2011. The increase in equity for the six months ended June 30, 2012 includes an increase in retained earnings from net income. This was offset by a decrease in net changes related to accumulated other comprehensive loss.

RESULTS OF OPERATIONS

CNB Corporation’s 2012 net income for the first six months was $677,000, an increase of $395,000 compared to 2011 results. This increase in net income can be attributed for the most part to $400,000 in gains on the sales of other real estate owned and $274,000 in gains on the sale of investment securities compared to no gains in the prior year. Net interest income decreased compared to the same six month period last year due in part to the elevated level of nonaccrual loans and the decreased loan volume. This decrease in net interest income can also be attributed to the current rate environment. While deposit rates have reached near minimum levels, loans and investments continue to reprice at lower levels. The return on assets was 0.55% for the first six months of the year versus 0.22% for the same period in 2011. The return on equity was 7.40% compared to 2.70% for the same period last year. Basic and diluted earnings per share were $0.56 for 2012 compared to $0.23 for 2011.

Net income for the three months ending June 30, 2012 was $312,000 compared to $98,000 for 2011. This was an increase of $214,000. The return on average assets was 0.51% compared to 0.16% for 2011. The return on average equity was 6.83% compared to 1.86% for 2011. This increase in quarterly earnings is primarily due to the decreased in provision expenses for the second quarter 2012 compared to the same quarter last quarter.

Interest income for the first six months of 2012 was $4.3 million, a decrease of $486,000 or 10.2% compared to the 2012 results. This decrease in interest income can be attributed to a continuing low rate environment, increases in the level of nonaccrual loans coupled with increasing loan payoffs. The low interest rates cause customers to refinance their loans to take advantage of the decreased rates which in turn decreases the interest income earned on those loans. The extended low rate environment also causes customers to take money from low yielding savings accounts and use the money to payoff loans thus decreasing total loans outstanding and total interest income. Additional reasons for the decreases in the total loan portfolio are a result of decreasing loan demand, loans being sold to the secondary market, loan charge-offs, and loan balances being transferred to Other Assets as collateral is collected on loans through the foreclosure process.

Interest income for the quarter ending June 30, 2012 was $2.1 million compared to $2.4 million for the same period last year. This decrease is primarily for the same reasons as noted above for the year to date period.

Interest expense for the first six months of 2012 was $555,000, a decrease of $237,000 or 29.9% compared to 2011 results. This decrease can be attributed to the continued low rate environment and change in deposit mix.

Interest expense for the quarter ending June 30, 2012 was $271,000 compared to $386,000 for the same period last year. This decrease is attributed to the same reasons as noted above for the year to date period.

For the first six months of 2012, net interest income was $3.7 million representing a decrease of 6.2% from the same period in 2011. The fully taxable equivalent net interest margin decreased to 3.35% for the six month period ending June 30, 2012 compared to 3.56% for the period ending June 30, 2011. This change can be attributable to the same reasons noted above. The decreasing interest rate environment and nonaccrual loans continue to cause a decrease in interest income on earning assets.

For the first three months of 2012, net interest income was $1.8 million representing a decrease of 7.9% from the same period in 2011.

Year to date net charge-offs recorded in the allowance for loan losses were $221,000 for 2012 compared to $964,000 for the same period in 2011. A provision expense of $860,000 was recorded in the first six months of 2012 compared to $700,000 in the first six months in 2011 in order to maintain an acceptable allowance for loan loss level. The increased provision expense is related to a specific provision allocation for one problem credit. Provision expense is less than current net charge-offs based on management’s analysis of the required level of allowance for loan losses.

Noninterest income for the six months ending June 30, 2012 was $1.7 million, an increase of $817,000 from the same period last year. The increase in noninterest income over the same period last year was due for the most part to a $400,000 gain on the sale of other real estate owned and a $274,000 gain on the sale of investment securities noted above. Also contributing to the increased level of noninterest income were increased gains from the sales of loans due to increased refinancing activity.

Noninterest income for the three month period ending June 30, 2012 was $554,000 compared to $471,000 for the same period last year. This represents an increase of $83,000. This increase is attributable, mostly, to the gains from loan sales as noted above for the six month period.

Noninterest expense for the first six months of 2012 was $3.7 million, a decrease of 6.1% compared to 2011 results. The Bank’s FDIC premiums decreased for the first six months of 2012 compared to the same period last year. In 2010 the FDIC announced a change to the FDIC assessment calculation to base premiums on Bank assets rather than Bank deposits. Along with that change was a decrease in the assessment rates. The change was effective for the 2nd quarter of 2011. The Company continues to monitor and control expenses at all levels. Expenses relating to ORE losses and carrying cost also decreased significantly between the two periods. Management’s strategy in 2011 was to eliminate ORE properties in an effort to reduce the expenses related to their carrying costs.

Noninterest expense for the three month period ending June 30, 2012 was $1.8 million, a decrease of $183,000 or 9.1% compared to 2011 results. This change is primarily due to the reduced costs relating to ORE losses and carrying costs as noted above for the year to date period.

The provision for federal income tax was a tax expense of 24.6% of pretax income for the six months ended June 30, 2012 as compared to a tax benefit of 13.3% for the same period in 2011. A tax benefit was recorded in 2011 due to a significant portion of the Company’s net income before tax being attributable to tax exempt income from life insurance gains and tax exempt securities income. The difference between the effective tax rate and the federal corporate tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Limitations of the Effectiveness of Internal Controls

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective, provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II – OTHER INFORMATION

Item 1-Legal Proceedings

None

Item 1A.-Risk Factors

Not applicable.

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3-Defaults Upon Senior Securities

None

Item 4-Mine Safety Disclosures

Not Applicable.

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

A Current Report on Form 8-K was filed on May 17, 2012 announcing the results of the annual vote of directors and the Board of Directors intent to file for deregistration.

A Current Report on Form 8-K was filed on July 13, 2012 announcing second quarter earnings and reaffirmed the Board of Directors intent to file for deregistration.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)

/s/ Susan A. Eno
Date: August 9, 2012	Susan A. Eno
President and Chief Executive Officer

/s/ Douglas W. Damm
Date: August 9, 2012	Douglas W. Damm
Executive Vice President

EXHIBIT INDEX

Number	Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of he Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema Document
101	CAL XBRL Taxonomy Extension Calculation Document
101	DEF XBRL Taxonomy Extension Definition Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Document

